Form 10-Q
period 2014-09-30
Earth Gen-Biofuel, Inc.
filed 2014-11-14
CIK 1614924

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55263

EARTH GEN-BIOFUEL INC.
(Exact name of registrant as specified in its charter)

NEVADA	46-0895129
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17870 Castleton Street, # 205
City of Industry, California, 91748
(Address of principal executive offices)

(626)-964-8808
(Registrant’s telephone number)

(Former Name or Former Address, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 12, 2014, the issuer had 74,006,282 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Earth Gen-Biofuel, Inc.

For the quarter ended September 30, 2014

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS.

Earth Gen-Biofuel, Inc.

Consolidated Balance Sheets

September 30, 2014 and December 31, 2013

	September 30,	December 31,
	2014	2013
	(Unaudited)

ASSETS
Current Assets
Cash	$82,731	$154,178
Prepaid expenses and other receivables	16,014	-
Inventories, net of reserve of $34,085	477,185	-
Due from related party	58,058	56,958
Total Current Assets	633,988	211,136

Property and equipment, net	12,792	6,519

Other Assets
Security deposit	3,294	3,294
Loan receivable	1,100	-
Total Other Assets	4,394	3,294

Total Assets	$651,174	$220,949

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$44,218	$22,281
Loan payable	5,000	5,000
Convertible note, net of discount of $20,000	20,000	-
Due to officer	45,808	39,335
Total Current Liabilities	115,026	66,616

Commitments and contingencies

Stockholders' Deficit
Common stock, $0.0001 par value, 690,000,000 shares authorized, 72,906,281 and 74,292,880 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	7,291	7,429
Additional paid-in capital	2,205,054	923,046
Stock subscriptions payable	41,250	-
Accumulated deficit	(1,717,447)	(776,142)
Total Stockholders' Equity	536,148	154,333

Total Liabilities and Stockholders' Equity	$651,174	$220,949

The accompanying notes are an integral part of these financial statements.

Earth Gen-Biofuel, Inc.

Unaudited Consolidated Statements of Operations

Three Months and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	243,291	129,823	907,220	154,704
Inventory reserve	34,085	-	34,085	-

Total operating expenses	277,376	129,823	941,305	154,704

Loss from operations and before income taxes	(277,376)	(129,823)	(941,305)	(154,704)

Provision for income taxes	-	-	-	-

Net loss	$(277,376)	$(129,823)	$(941,305)	$(154,704)

Net loss per common share

Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding
Basic and diluted	70,838,369	64,079,578	73,593,148	64,079,578

The accompanying notes are an integral part of these financial statements.

Earth Gen-Biofuel, Inc.

Unaudited Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,
	2014	2013
Operating Activities:
Net loss	$(941,305)	$(154,704)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	971	508
Inventory reserve	34,085	-
Stock-based compensation	293,490	23,250
Changes in operating assets and liabilities:
Inventory	(511,270)	(9,000)
Prepaid expenses and other receivables	(16,014)	(30,000)
Related party payables	5,372	3,207
Accounts payable and accrued expenses	21,938	(9,000)
Net cash used by operating activities	(1,112,733)	(175,739)

Investing Activities:
Loan advance	(1,100)	-
Purchases of property and equipment	(7,244)	(2,500)
Net cash used in investing activities	(8,344)	(2,500)

Financing Activities:
Proceeds from short-term loan	-	16,000
Proceeds from convertible note	40,000	-
Proceeds from stock issuances	968,380	207,200
Cash received for stock subscriptions payable	41,250	-
Net cash provided in financing activities	1,049,630	223,200

Net increase (decrease) in cash	(71,447)	44,961
Cash, beginning of period	154,178	5,312

Cash, end of period	$82,731	$50,273

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Discount on convertible note	$20,000	$-

The accompanying notes are an integral part of these financial statements.

Earth Gen-Biofuel, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Note 1—Nature of Operations and Basis of Presentation

Earth Gen-Biofuel, Inc. (the “Company” or “Earth Gen”) was incorporated in the state of Nevada on August 28, 2012 to pursue the business of becoming an international agricultural company focused on growing plants that are the basis for providing renewable sources for manufacturing processes and energy.

On September 25, 2012, Earth Gen entered into an Agreement of Share Exchange and Plan of Reorganization (the “Exchange Agreement”) with EarthBlock Technologies, Inc. (“EarthBlock”), a Nevada publicly traded corporation, pursuant to which EarthBlock acquired 100% of the ownership of the Company in exchange for 63,666,400 shares of EarthBlock’s common stock (the “Exchange”) on the basis of four shares of EarthBlock for one share of Earth Gen outstanding as of October 14, 2012.

Upon the completion of the Exchange, Earth Gen operated as a wholly owned subsidiary of EarthBlock and focused its efforts to begin its international agricultural operations. In October of 2012, Earth Gen began to organize farmers and government related agencies in Laos and Vietnam to control land for growing castor beans. Prior to Earth Gen becoming a subsidiary of EarthBlock, Earth Gen’s management had spent over two years creating the relationships and working with local farmers to build an organization and obtain the knowledge and expertise to become a major grower of castor beans in these countries.

The common stock of EarthBlock was registered with the SEC under the Exchange Act and was quoted on OTCQB operated by the OTC Markets Group Inc. EarthBlock failed to comply with Exchange Act Section 13(a) because it had not filed any periodic reports with the SEC since the period ended December 31, 2007. EarthBlock consented to a deregistration order of the SEC, and pursuant to Section 12(j) of the Exchange Act, registration of EarthBlock’s common stock was revoked and trading in EarthBlock’s common stock was suspended.

Additionally, the shareholders of Earth Gen were not made aware of the full extent of a material liability of EarthBlock that resulted from the operations of EarthBlock’s non-operational subsidiary EarthBlock Texas Homes, Inc. As a result of the liability not being included in proper detail and information regarding its effect on EarthBlock’s financial statements, EarthBlock’s previously disclosed financial condition was inaccurate.

On September 25, 2013, the Board of Directors of EarthBlock and of Earth Gen voted to rescind the acquisition of Earth Gen by EarthBlock and authorized the officers of the Corporation to take the steps required to complete the rescission of the Exchange.

A rescission agreement dated October 28, 2013 (the “Rescission Agreement”) was entered into by and among EarthBlock, Earth Gen and the shareholders. A majority of Earth Gen shareholders approved the Rescission Agreement on October 28, 2013. The Rescission Agreement sets forth the terms and provisions where the parties agreed to take all steps necessary and proper to unwind the Exchange including the surrender of the Exchange Shares for cancellation and Earth Gen to issue to each Exchange Share shareholder his respective original equity interests in Earth Gen. The Additional Shares will remain outstanding and will ratably dilute the Exchange Share shareholders pre-Exchange, original equity ownership in Earth Gen as a result.

The Rescission Agreement offer terminated on October 10, 2014. Pursuant to the terms of the Rescission Agreement, Earth Gen issued a total of 50,645,600 Earth Gen common stock shares to participating holders of Exchange Shares commensurate with the holders’ respective original equity interests in Earth Gen. Earth Gen also issued a total of 7,030,400 Additional Shares. No additional Earth Gen common stock shares will be issued as a result of the rescission of the Reverse Merger. One Shareholder owning 7,560,000 Exchange Shares did not become a party to the Rescission Agreement and will retain his EarthBlock common stock shares and with no equity interest in Earth Gen.

In March 2014, Earth Gen-Biofuel Lao Sole Co Ltd (“Earth Gen Laos”) was formed under the laws of Laos to meet Laos’s regulatory and legal requirements to do business in Laos. This company is 100% controlled by Earth Gen. Earth Gen Laos has its own in-country bank accounts denominated in US dollars through which it pays all local operating expenses of the business activities of Earth Gen in Laos.

Note 2—Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2014, the Company has an accumulated deficit since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3—Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive.

The Company has issued common stock purchase warrants and entered into convertible note; however, they are anti-dilutive given the net loss incurred for the periods presented. As a result, 5,941,667 potentially dilutive common stock equivalents (presented post-dividend and post-split) were excluded from the calculation of diluted loss per common share as of September 30, 2014. Therefore, dilutive and basic losses per common share are equal.

Inventory

Inventory consists of raw materials consisting of castor bean seeds. Inventories are recorded at the lower of cost or market, using the first-in, first-out method. Cost is determined at the actual cost for raw materials.

Expenditures on growing crops are valued at the lower of cost or market and are deferred and charged to cost of sales when the related crops are harvested and sold. The deferred growing costs included in inventories in the balance sheets consist primarily of land rental cost and service costs.

In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase or decrease with its projected demand requirements and market conditions. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

In addition, the Company estimates net realizable value based on intended use, current market value and inventory ageing analyses. The Company writes down the inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

Based on the above assessment, the Company recorded an inventory reserve of $34,085 and $71,037 as of September 30, 2014 and December 31, 2013, respectively.

New Accounting Pronouncements

Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For organizations defined as public business entities, for the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. For other organizations, for the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required. The revised consolidation standards are effective two years later, in annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this pronouncement will not have a material impact on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance regarding management’s responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently evaluating the new guidance and have not determined the impact this standard may have on our condensed financial statements.

We do not believe there are any other recently issued standards not yet effective that will have a material impact on our financial statements when the standards become effective.

Note 4—Inventory

Inventory consists of:

	September 30,	December 31,
	2014	2013

Seeds	$-	$71,037
Capitalized costs of growing crops	511,270	-
Total inventory	$511,270	$71,037

Less: inventory reserve	(34,085)	(71,037)
Inventory, net	$477,185	$-

Note 5— Due from Related Parties

The Company and EarthBlock advance each other monies in the normal course of business. During the period ended September 30, 2014 and December 31, 2013, net funds provided to EarthBlock were $58,058 and $56,958, respectively. The advances do not have a written note, do not accrued interest and are due on demand.

As of September 30, 2014 and December 31, 2013, the Company owed $45,808 and $39,335 to George Shen, CEO and shareholder of the Company for accrued service fees and monies advanced to and repaid from the Company in the normal course of business. The advances do not have a written note, do not accrue interest and are due on demand.

Prior to September 30, 2013, the Company was provided office space at no charge by George Shen. Starting July 1, 2013, the Company has been paying office rent at $3,360 under a month-to-month lease agreement.

Note 6— Loan Payable

The Company executed a short-term loan from an unrelated individual for working capital purposes. The loan bears no interest and is due upon demand. As of September 30, 2014 and December 31, 2013, the loan balance was $5,000 and $5,000, respectively.

Note 7— Convertible Note

On September 30, 2014, the Company entered into a $40,000 convertible note with Earth Mineral Resource Inc. The convertible note bears interest at 5% per annum, due September 15, 2015, convertible into common stock of the Company any time after January 30, 2015 at a conversion price of $0.10 per share. If the outstanding balance of the convertible note is not paid when due, the default interest is 2% per annum above the rate that would otherwise be in effect with the default interest accruing, from and including such due date, on a cumulative, compounding basis.

The Company calculated $20,000 for the intrinsic value of the beneficial conversion feature (“BCF”) of the convertible note (based on the last sale price of $0.15 per share) and recorded the $20,000 BCF as a debt discount and as an addition to additional paid-in capital on September 30, 2014. The debt discount is being amortized to interest expense over the 350 days term of the note.

Note 8—Stockholders’ Equity

At September 30, 2014, the Company is authorized to issue 690,000,000 shares of $0.0001 par value common stock and 10,000,000 of $0.0001 par value preferred stock.

In anticipation of the rescission of the exchange agreement with EarthBlock and to prevent dilution to existing shareholders of the Company, on October 15, 2013, the board of directors of the Company approved a stock dividend of three shares for each outstanding share. The stock dividend is being treated as a stock split due to its high volume. All share and per share information has been retroactively adjusted to reflect the stock split.

On March 27, 2014, the Company’s shareholders approved a recapitalization of the capital stock in the form of reverse stock split of its common stock in a ratio of 1-for-25. The shareholders also approved an amendment to the Articles of Incorporation to reduce the number of authorized shares of stock to 700,000,000 from 3,000,000,000. Of the 700,000,000 authorized shares, there are 10,000,000 shares of preferred stock and 690,000,000 shares of common stock.

As of September 30, 2014, 72,906,281 shares were issued and outstanding. As a result of above stock split and reverse split, at December 31, 2013, 74,292,880 shares were issued and outstanding after adjusted for the stock split and reverse split.

Private Placements of Common Stock

From January 2, 2014 to January 17, 2014, Earth Gen issued to investors 396,000 shares of its common stock at a price of $0.125 per share for an aggregate amount of $49,500. No commissions were paid. There was no agreement to register shares offered in this private placement.

From January 22, 2014 to February 1, 2014, Earth Gen issued to investors 368,000 shares of its common stock at an offering price of $0.0625 per share for an aggregate amount of $23,000. No commissions were paid. There was no agreement to register shares offered in this private placement.

From February 3 to March 5, 2014, Earth Gen issued to investors 1,992,000 shares of its common stock at an offering price of $0.125 per share for an aggregate amount of $249,500 . No commissions were paid. There was no agreement to register shares offered in this private placement.

From March 7, 2014 to March 9,2014, Earth Gen issued to investors 376,000 shares of its common stock at an offering price of $0.084 per share for an aggregate amount of $31,960. No commissions were paid. There was no agreement to register shares offered in this private placement.

From March 10, 2014 to March 16, 2014, Earth Gen issued to investors 1,692,800 shares of its common stock at an offering price of $0.125 per share for an aggregate amount of $211,600. No commissions were paid. There was no agreement to register shares offered in this private placement.

From March 17, 2014 to April 8, 2014, Earth Gen issued to investors 1,344,000 shares of its common stock to investors at an offering price of $0.084 per share for an aggregate amount of $112,651. . No commissions were paid. There was no agreement to register shares offered in this private placement.

From April 10, 2014 to April 29, 2014, Earth Gen issued to investors 393,600 shares of its common stock at an offering price of $0.125 for an aggregate amount of $49,200. No commissions were paid. There was no agreement to register shares offered in this private placement.

From May 1, 2014 to May 15, 2014, Earth Gen issued to investors 249,200 shares of its common stock at an offering price of $0.083 per share for an aggregate amount of $20,605. No commissions were paid. There was no agreement to register shares offered in this private placement.

From May 15, 2014 to June 30, 2014, Earth Gen issued to investors 676,000 shares of its common stock at an offering price of $0.125 per share for an aggregate amount of $84,500 . No commissions were paid. There was no agreement to register shares offered in this private placement.

From August 1, 2014 to September 15, 2014, Earth Gen issued to investors 1,430,000 shares of its common stock at an offering price of $0.07 per share for an aggregate amount of $100,100 . No commissions were paid. There was no agreement to register shares offered in this private placement.

From September 16 to September 30, 2014, Earth Gen issued to investors 218,001 shares of its common stock issued at the offering price of $0.15 per share for an aggregate amount of $32,700. No commissions were paid. There was no agreement to register shares offered in this private placement.

Restricted Stock Awards (“RSA”) Issued for Services

All reference to numbers of shares issued for warrants and per share price is based on a post-stock-dividend and post-reverse-split amount. During nine months ended September 30, 2014 and year ended December 31, 2013, the Company granted 1,699,400 and 2,825,680 RSAs to various consultants for their services provided to the Company.

As of September 30, 2014 and December 31, 2013, all RSAs are vested and there was no unrecognized compensation cost related to RSAs.

For the nine months ended September 30, 2014 and 2013, stock-based compensation expense was $293,490 and $23,250, respectively. The value of the shares issued was based on the fair value of the stock issued, which was based on the most recent sale of common stock for cash.

Warrants

In connection with the 2013 private placements, the Company issued warrants for 6,400,000 shares of Earth Gen Common Stock on August 1, 2013 and 1,600,000 warrants on September 12, 2013. Each of these warrants entitled the holder to purchase one (1) share of Earth Gen common stock at $0.03 per share starting on January 1, 2014 and ending on December 15, 2016. As of September 30, 2014, 1,000,000 warrants have been exercised in exchange for total cash proceeds of $31,250 or $0.03 per share.

In connection with the January 2014 private placement, the Company issued warrants to purchase 202,000 shares of Earth Gen common stock on March 20, 2014. Each warrant entitles the holder to purchase one (1) share of Earth Gen common stock at $0.50 per share starting on July 15, 2014 and ending on September 30, 2016.

These warrants have standard anti-dilution language to allow for recapitalizations and distributions. The warrants are equity classified and amounts attributable to the warrants are classified within additional paid-in capital. All reference to numbers of shares issued for warrants and per share price is based on a post-stock-dividend and post-reverse-split amount.

A summary of the status of the Company’s warrants outstanding as of September 30, 2014 is presented below:

Number of Shares

Outstanding at December 31, 2013	8,000,000

Warrants granted	202,000
Exercised, Forfeited, Expired	(1,000,000)
Outstanding at September 30, 2014	7,202,000
Exercisable at September 30, 2014	7,202,000

The following table summarizes information about warrants outstanding as of September 30, 2014:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.03	7,000,000	2.46	$0.03	7,000,000	$0.03
$0.50	202,000	2.25	$0.50	202,000	$0.50
	8,202,000	2.46	$0.04	7,202,000	$0.04

Note 9—Commitments and Contingencies

Farm Lease Agreements

On March 10, 2014, Earth Gen entered into a lease agreement for 136 hectares of farm land located at Phoengam Neua Village, Pek Districk, Xiengkhuang Province in the People’s Republic of Lao. The term of the lease is for twelve years with an option for Earth Gen to renew for an additional twelve years. Earth Gen is obligated to pay taxes on the land of up to $1,000 per year any taxes in excess of that amount are the obligation of the landowner. In addition, Earth Gen is obligated to provide all elements required to grow castor beans on the land and start using the land in partial or in full for castor bean farming operations before the end of 2014. The compensation to the landowner under the agreement is $50.00 per metric ton of castor beans harvested and is due ninety days after the harvest.

In addition to this agreement, Earth Gen has entered into two additional agreements, under the terms substantially equivalent to the original agreement described above, for 103 additional hectares in Xiengkhuang Province in close proximity to the Phoengram Neua Village farm.

Note 10 – Subsequent Events

From October 1, 2014 to November 11, 2014, Earth Gen issued to investors 100,001 shares of the Company’s common stock at the offering price of $0.15 per share for an aggregate amount of $15,000. No commissions were paid. There was no agreement to register shares offered in this private placement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, “Earth Gen,” “we,” “our,” “ours,” “us” and the “Company” refer to Earth Gen-Biofuel, Inc. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q consists of forward-looking statements such as statements regarding our expectations about the trials, regulatory approval, manufacturing, distribution and commercialization of our current and future product candidates and statements regarding our anticipated revenues, expenses, margins, profits and use of cash. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) often identify forward-looking statements.

These forward-looking statements are based on our current expectations. These statements are not promises or guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results to be materially different from any future results expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the following: our limited operating history and expectations of losses for the foreseeable future; the absence of revenue from our product candidates for the foreseeable future; our potential inability to obtain any necessary additional financing; our substantial dependence on the success of our lead product candidates, which may not be successfully commercialized even if they are approved for marketing; the effect of competition; our potential inability to obtain regulatory approval for our existing or future product candidates; our dependence on third parties to conduct some of our development activities; our dependence upon third-party manufacturers for supplies of our product candidates; uncertainties regarding the outcomes of trials regarding our product candidates; our potential failure to attract and retain senior management and key scientific personnel; uncertainty about our ability to develop a satisfactory sales organization; our significant costs of operating as a public company; our potential inability to obtain patent protection and other intellectual property protection for our product candidates; potential claims by third parties alleging our infringement of their patents and other intellectual property rights; our potential failure to comply with regulatory requirements, which are subject to change on an ongoing basis; the potential volatility of our stock price; and the significant control over our business by our principal stockholders and management.

Overview

Our primary business is the cultivation of non-food agricultural products for use in manufacturing processes, renewable energy and transportation fuel. Currently, our focus is on the cultivation of castor beans, an agricultural crop currently in high demand and short supply. Castor beans are an integral component in processing manufactured products for many countries and have attracted attention as a “renewable energy crop” with great value due to its high oil content in comparison to other oil seed crops.

Our goal is to become a major producer of castor beans in Southeast Asia and other tropical growing areas. Our business model is to supply the growing demand for castor beans by cultivating and growing in areas not suitable for food crops. Our plan to use areas of relatively poor soil conditions allows us to produce castor beans without competing with potentially more valuable products.

We plan to build our business by providing castor beans to chemical conversion facilities, which utilize chemical processes that require the use castor oil, in China and other countries such as Japan, Taiwan, Europe and the United States. Furthermore, as the world supply of castor beans grows along with our own production, we will benefit from a “tipping point” created when there is enough surplus castor bean supply to allow for its use as biodiesel. Based on current commercial demand for castor bean oil, long term need for clean fuel, and favorable industry conditions in China, the United States and Europe, we believe that, subject to obtaining the necessary capital, we are positioned for rapid near and long term growth.

Results of Operations

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP"). The discussion of the results of our operations compares three and nine months ended September 30, 2014 with the three and nine months ended September 30, 2013, and is not necessarily indicative of the results which may be expected for any subsequent periods. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risks and difficulties.

Comparison of Three and Nine Months Ended September 30, 2014 and 2013

To date, we have incurred significant losses from operations, and at September 30, 2014, had an accumulated deficit of $1,717,477. At September 30, 2014, we had $82,731 of cash and cash equivalents. Since inception we raised an aggregate of approximately $1,682,758 in equity financing to fund our operations. Until such time when we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt or equity offerings. There is no assurance that we will be able to raise additional capital when necessary or how much revenue will be obtained from our farming operations.

The financial data for the quarter ended September 30, 2014 when compared with the operations for the quarter ended September 30, 2013 reflect a different stage of the Company’s development. In the third quarter of 2013, the Company started to establish its U.S. base of operations and starting to develop infrastructure and relationships with national and local government officials and farmers in Vietnam and Laos. There were limited operations consisting of test planting in Laos and Vietnam in the three months ended September 30, 2013. Also the Company was beginning to create the infrastructure and identify the staff and consultants needed for farming operations in Southeast Asia. The Company ceased its farming operations in Vietnam in November 2013 and is now seeking to develop other farming relationships in Vietnam based on the Company’s operating model in Laos. In the three month period ended September 30, 2014, operations in Laos included the completion of planting of an initial 700 acres of farmland and which began in April 2014.. Planting of the first 700 acres was completed in July and crop maintenance continued through September 30, 2014. In late September 2014 the first round of harvesting was completed on a limited amount plants that had developed to a level of maturity to produce a crop.

The Company recognized $-0- and $-0- in revenues for the three and nine months ended September 30, 2014 and 2013, respectively.

	Three Months Ended September 30, 2014 ($)	Three Months Ended September 30, 2013 ($)	Nine Months Ended September 30, 2014 ($)	Nine Months Ended September 30, 2013 ($)
Revenue	—	—	—	—
Operating Expenses
Consulting fees	98,527	51,332	330,419	64,720
Legal and professional	53,642	23,113	94,589	24,863
Outside services	(44,456)	-	-
Stock based compensation	107,250	21,250	293,490	23,250
Impairment	34,085	-	34,085	-
Other general and administrative	28,328	34,128	188,722	41,871
Loss from operations	(277,376)	(129,823)	(941,305)	(154,704)
Other income (expense)	—	—	—	—

Net loss before income taxes	(277,376)	(129,823)	(941,305)	(154,704)
Income tax provision	—	—	—	—

Net loss	(277,376)	(129,823)	(941,305)	(154,704)

General and Administrative (“G&A”)

The $147,553 and $786,601 increase in G&A expenses, for the three and nine months ended September 30, 2014 versus the same periods in 2013, was due to a general increase in corporate activity associated with planting and cultivation operations in Laos and the added requirement for support staff in the U.S. In Laos, staff and consultants were hired to supervise and implement farming operations, train farm labor, and evaluate farming properties to prepare for expanded planting later in 2014. As a result, in the third quarter and the nine months of 2014, consulting fees increased by $47,195 and $265,699 respectively. In the third quarter and the nine months of 2014, legal and professional expenses increased by $30,529 and $69,726, respectively, compared to the same periods last year mainly in connection with the preparation of the registration statement on Form 10. The higher stock based compensation and impairment on growing crop incurred in the third quarter and the nine months of 2014 also contributed to the increase in G&A expenses. In the third quarter of 2014, adjustment of outside service to growing crop costs of $44,456 partly offset the increase in G&A.

Operations in general were subject to the same conditions in both periods and the Company was still in the early stages of developing its Southeast Asia farming operations. Earth Gen had higher expenses as the Company started expanding its operations internationally to organize and supervise operations in Laos and started farm development and planting of the castor bean crop.

Income Taxes

We have historically incurred operating losses and maintain a full valuation allowance against our net deferred tax assets.  Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and concluded that, due to the uncertainty of realizing any tax benefits as of September 30, 2014, a valuation allowance was necessary to fully offset our deferred tax assets

Liquidity and Capital Resources

Our working capital for the periods presented is summarized as follows:

	As of September 30, 2014 ($)	As of December 31, 2013 ($)
Current assets	633,988	211,136
Current liabilities	115,026	66,616
Working capital	$518,962	$144,520

The following table shows cash flows for the periods presented:

	Nine Months Ended September 30,
	2014	2013
Net cash (used in) operating activities	$(1,112,733)	$(175,739)
Net cash (used in) investing activities	(8,344)	(2,500)
Net cash provided by financing activities	1,049,630	207,200
Net increase (decrease) in cash	$(71,447)	$28,961

Operating Activities

For the nine months ended September 30, 2014, net cash used in operating activities was $1,112,733. This was primarily due to a net loss of $941,305, adjusted by non-cash related expenses including depreciation of $971, impairment on growing crop of $34,085 and stock-based compensation of $293,490, then decreased by a net decrease in cash from changes in working capital of $499,974. The net decrease in cash from changes in working capital mainly resulted from an increase in inventory of $511,270 in capitalized costs of growing crops and an increase in prepaid expenses and other receivable of $16,014, offset by an increase in accounts payable and accrued expense of $21,938.

For the nine months ended September 30, 2013, net cash used in operating activities was $175,739. This was primarily due to a net loss of $154,704, adjusted by non-cash related expenses including depreciation of $508 and stock-based compensation of $23,250, then decreased by a net decrease in cash from changes in working capital of $44,794. The net decrease in cash from changes in working capital mainly resulted from an increase in inventory of $9,000 in seeds, an increase in prepaid expenses and other receivable of $30,000, and a decrease in accounts payable and accrued expense of $9,000.

Investing activities:

For the nine months ended September 30, 2014, net cash used in investing activities included equipment acquisition of $7,244 and a non-interest bearing 24-month loan of $1,100 to a non-profit institute, which, in turn, makes micro loans to farmers.

For the nine months ended September 30, 2013, net cash used in investing activities was the acquisition of equipment of $2,500.

Financing activities

For the three months ended September 30, 2014, net cash provided by financing activities resulted from common stock issued in private placements of $1,009,630, which includes $31,250 from the exercise of 1,000,000 warrants and $40,000 proceeds from the issue of a convertible 12 month note.

For the nine months ended September 30, 2013, net cash provided by financing activities was $16,000 received from short-term borrowings and $207,200 from common stock issued for cash in private placements.

Equity Financings Since August 28, 2012

Since inception, Earth Gen’s funding has been provided by the sale of its common stock for cash. In the quarter ended September 30, 2014, the Company raised $174,050. A total of $1,682,758 has been raised from inception to September 30, 2014.

Cash Requirements

Our primary objectives for the year 2014 period are to develop and pursue the commercialization of our planned farming operations. We continuously search for industry experts to expand our management team and better position our company. In addition, we expect to raise sufficient capital to fund our operations and to develop additional farmland for cultivation of castor beans and provide support in the form of equipment and personnel to expand operations and provide required working capital.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Expense	Amount
Castor bean agricultural operation	$600,000
Employee compensation	250,000
General and administration	150,000
Professional services fees	75,000
Total	$1,075,000

Historically our funding has been a mixture of private offerings and debt. As of September 30, 2014, we had cash and cash equivalents of approximately $82,731 and other current assets of $633,988. Of this $633,988 in current assets, we have no specific time at which the Company will receive cash for the other current assets.

The Company does not have a commitment for capital. The Company believes that its current cash and expected net cash from operations will provide insufficient capital to cover expenses and debt obligations for the next twelve-month period. The Company intends to use a combination of new equity investment, loans and cash flow from operations to meet its operational needs. At this time the Company has 238 hectares of castor bean farms in production with three harvests expected over the next twelve months period. We estimate an annual yield from our operational farmland of approximately $870,000 based on having two tons of castor beans harvested from each hectare per harvest and selling those beans at $610 per ton, a 25% discount to the world castor bean price for the February 2015 futures price quoted on the National Commodities and Derivatives Exchange of India (“NCDEX” Trading System).

If working capital is not available in sufficient amounts, the Company will be required to reduce the amount expended on new planting and new farm development to save working capital for operations and to use expected future harvest cash flow for growth. The ability to obtain additional working capital from investors or from future farm operations may not develop or be available when needed, which will interfere with planned operations and cause results to vary based on these uncertainties.

If we obtain additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. We may be unable to maintain operations at a level sufficient for investors to obtain a return on their investments in our common stock. Further, we may continue to be unprofitable.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

Inventory

Expenditures on growing crops are valued at the lower of cost or market and are deferred and charged to cost of sales when the related crops are harvested and sold. In assessing the ultimate realization of inventories, the management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase or decrease with its projected demand requirements and market conditions. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand. In addition, the Company estimates net realizable value based on intended use, current market value and inventory ageing analyses. The Company writes down the inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Judgment is required to determine the estimated useful lives of assets. Changes in these estimates and assumptions could materially affect our financial position and results of operations.

Accounting for Long-Lived Assets / Intangible Assets

We assess the impairment of long-lived assets, consisting of property and equipment, and finite-lived intangible assets, whenever events or circumstances indicate that the carry value may not be recoverable. Examples of such circumstances include: (1) loss of legal ownership or title to an asset; (2) significant changes in our strategic business objectives and utilization of the assets; and (3) the impact of significant negative industry or economic trends.

Recoverability of assets to be held and used in operations is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the assets. The factors used to evaluate the future net cash flows, while reasonable, require a high degree of judgment and the results could vary if the actual results are materially different than the forecasts. In addition, we base useful lives and amortization or depreciation expense on our subjective estimate of the period that the assets will generate revenue or otherwise be used by us. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

Recently Issued Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. A DSE is an entity devoting substantially all of its efforts to establishing a new business and for which either planned principal operations have not yet commenced or have commenced but there has been no significant revenues generated from that business. Under current guidance, DSEs are required to present inception-to-date financial information in their annual statements. We determined we were a DSE and had therefore presented inception-to-date financial information financial statements. As permitted by ASU 2014-10, we have elected to early adopt this standard, and therefore, we have not presented any inception to date financial information and we have removed all references to development stage in these condensed financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance regarding management’s responsibility to assess whether substantial doubt exists regarding the ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently evaluating the new guidance and have not determined the impact this standard may have on our condensed financial statements.

We do not believe there are any other recently issued standards not yet effective that will have a material impact on our financial statements when the standards become effective.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, we concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure based on the following material weaknesses:

1. Lack of segregation of duties and check and balances.

2. Lack of written controls and procedures, particularly with regard to entering into contracts and commitments by the Company.

3. Use of an accounting software package that lacks a rigorous set of software and change controls.  While this software is a proven industry standard and is in widespread use, it allows one person to make significant changes without oversight or approval.

We do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities

From August 1, 2014 to September 15, 2014, Earth Gen issued to investors 1,430,000 shares of its common stock at an offering price of $0.07 per share for an aggregate amount of $100,100 . No commissions were paid. There was no agreement to register shares offered in this private placement.

From September 16 to September 30, 2014, Earth Gen issued to investors 218,001 shares of its common stock issued at the offering price of $0.15 per share for an aggregate amount of $32,700. No commissions were paid. There was no agreement to register shares offered in this private placement.

The securities described above were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Regulation D promulgated thereunder relating to transactions by an issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Interim Chief Financial Officer.*

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Interim Chief Financial Officer.*

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EARTH GEN-BIOFUEL, INC.
November 14, 2014	By:	/s/ George Shen
George Shen
Chief Executive Officer and Interim Chief Financial Officer

