Form 10-K
period 2014-12-31
Earth Gen-Biofuel, Inc.
filed 2015-05-18
CIK 1614924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT ON FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER-000-55263

EARTH GEN-BIOFUEL INC.

(Exact name of registrant as specified in its charter)

Nevada	46-0895129
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
17870 Castleton Street, # 205
City of Industry, California	91748
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (626)-964-8808

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 8, 2015, there were 77,244,151 shares of the registrant's common stock issued and outstanding.

There was no market value of the voting stock held by non-affiliates of the registrant as of May 8, 2015.

Issuer’s revenues for its fiscal year ended December 31, 2014: $0.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

(i)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “goal,” “strategy,” “future,” “likely,” “may,” “should,” “will” and variations of these words and similar references to future periods, although not all forward-looking statements contain these identifying words. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties, and changes in circumstances, including those discussed in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. As a result, our actual results may differ materially from those expressed or forecasted in the forward-looking statements, and you should not rely on such forward-looking statements. Please refer to “Item 1A. Risk Factors” of this Annual Report on Form 10-K for a discussion of risks and factors that could cause our actual results and financial condition to differ materially from those expressed or forecasted in this Annual Report on Form 10-K.

Any forward-looking statement made by us in this Annual Report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.However, you should carefully review the risk factors set forth in other reports or documents we file from time to time with the U.S. Securities and Exchange Commission (“SEC”).

By their nature, forward-looking statements speak only as of the date they are made, are neither statements of historical fact nor guarantees of future performance and are subject to risks, uncertainties, assumptions and changes in circumstances that are difficult to predict or quantify. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks identified in the section entitled “Risk Factors” in Item IA of this Registration Statement. If such risks or uncertainties materialize or such assumptions prove incorrect, our results could differ materially from those expressed or implied by such forward-looking statements and assumptions. Risks that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: our need to raise additional capital and our ability to obtain financing; general economic and business conditions; our ability to continue as a going concern; our limited operating history; our operations in developing companies; our ability to recruit and retain qualified personnel; our ability to manage future growth; and our ability to develop our planned products.

You should not place undue reliance on forward-looking statements. Unless required to do so by law, we do not intend to update or revise any forward-looking statement, because of new information or future developments or otherwise.

Except as otherwise noted, all share and per share amounts set forth in this Annual have been adjusted to reflect the 1-for-25 reverse stock split of our common stock that was effected on July 24, 2014.

Introductory Comment

As used in this Form 10-K and unless otherwise indicated, the terms the “Earth Gen,” “Company,” “we,” “us” and “our” refer to Earth Gen-Biofuel Inc. and its subsidiary Earth Gen-Biofuel Lao Sole Co Ltd.

PART 1

ITEM 1.	DESCRIPTION OF THE BUSINESS

Overview

The primary business of Earth Gen-Biofuel Inc. (“Earth Gen”) is the cultivation of non-food agricultural products for use in manufacturing processes, renewable energy and transportation fuel. Earth Gen’s current focus is the cultivation of castor beans with the goal to become a major producer of castor beans in Southeast Asia and other tropical growing areas. Management believes that castor beans are an agricultural crop already in short supply and in high demand for processing manufactured products in many countries. Moreover, castor bean cultivation has attracted attention as a “renewable energy crop” with high value due to its high oil content in comparison to other oil seed crops. Earth Gen’s business model is to meet this growing demand without competing against potentially more valuable crops by cultivating land for growing castor beans in areas of poor soil conditions where such cultivation does not replace the production of food crops.

Earth Gen plans to expand its business by building additional farm operations for growing castor beans to satisfy current demands for chemical processes that use castor oil required by chemical conversion facilities in China and by other major importers of castor beans such as Japan, Taiwan, Europe and the United States. As the world supply of castor beans grows along with Earth Gen’s production, the Company will benefit from a “tipping point” created when there is enough surplus castor bean supply to allow for its use as biodiesel. Based on current commercial demand for castor bean oil and the long term demand for clean fuel, management believes that, subject to obtaining the necessary capital, Earth Gen is positioned for rapid near term and long term growth due to the favorable industry conditions that persist in China, the United States and Europe.

DESCRIPTION OF BUSINESS

Earth Gen presently has approximately 700 acres under cultivation in Northern Laos. Earth Gen’s operations began in 2010 when Earth Gen’s present management started establishing relationships with farmers, government officials and related agencies in Laos to obtain the necessary local knowledge and expertise with the goal of starting large-scale castor bean cultivation in Southeast Asia.

As a result of approximately two years of these exploratory activities, Earth Gen was incorporated in the state of Nevada on August 28, 2012. Operations began by organizing farmers in Laos and Vietnam to allocate land for growing castor beans. The farmers, under the supervision of Earth Gen’s management team and local experts, planted their first test crop of castor beans with seeds provided by Earth Gen. Earth Gen supervised the planting of these test sites with the goal of evaluating planting methods, local farming culture and farming conditions.

In May 2013, Earth Gen started testing its planting programs in Laos and Vietnam. The purpose of these tests was to evaluate various growing methods and hybrid castor bean types to refine our planting protocol. In the fall of 2013, we were able to evaluate the results of the test-planting project and decided on which seeds to use and where the farming operations would be best located.

Earth Gen formed Earth Gen-Biofuel Lao Sole Co Ltd. in March of 2014 under the laws of Laos to meet Laos’ regulatory and legal requirements to do business in Laos. This company is 100% controlled by Earth Gen. Earth Gen-Biofuel Laos has its own in country bank accounts and pays all local operating expenses of the business activities of Earth Gen in Laos.

In March 2014, Earth Gen started its first large-scale castor bean cultivation operation near the city of Xieng Khouang in the northeastern part of Laos. Between April and July 2014, the Company has prepared and planted approximately 700 acres, and has commenced harvesting in September 2014. The first ten tons of harvested castor beans were collected and moved to a warehouse facility to be dried and processed for shipping. Early results are showing an estimated one-ton per hectare yield for the areas already harvested, which is less than our long term yield expectation. We believe the initial harvest had reduced production because the planting took place just prior to monsoon season which has a reduced growing season for the initial planting but provides cloud cover and constant rain allowing the young plants to mature and produce higher production levels during subsequent harvests. Additionally, a combination of improved soil conditions with second rounds of fertilization and soil along with more mature plants and better weather are expected to increase harvest yields. A more accurate crop yield result will be determined by additional harvest cycles in 2015.

Shortly after incorporating, Earth Gen began the process of obtaining capital to support its operations. Funding was used to create the infrastructure in Laos and Vietnam and to provide supervision by hiring subcontractors and consultants with an understanding of local culture. Funds were raised for seeds, fertilizer, labor, transportation and economic assistance to the farmers who were part of the test-planting program.

Based on these start-up operations, Earth Gen formulated its short-term and long term operating plan and identified the need for additional capital. The Board of Directors of Earth Gen decided to identify a public company merger candidate that would facilitate Earth Gen’s ability to attract additional capital. Earth Gen identified a public company, EarthBlock Technologies Inc., that had been operating in the international market for low cost housing in several developing nations as well as in the U.S. It appeared to Earth Gen’s management that EarthBlock would be a suitable merger partner because of EarthBlock’s knowledge of operations in developing nations. At the time of the agreement to complete the merger, EarthBlock was quoted on the “OTC Link” market operated by the OTC Markets Group Inc. and its Common Stock was registered with the SEC under Section 12(g) of the Exchange Act. While EarthBlock was then delinquent in its required filings with the SEC, Earth Gen’s management’s plan was to immediately take all steps to bring EarthBlock’s filings current.

Reverse Merger

On September 25, 2012, EarthBlock and the shareholders of Earth Gen entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which EarthBlock agreed to issue to the shareholders of Earth Gen a total of 63,666,400 shares of common stock of EarthBlock in exchange for all of Earth Gen’s outstanding capital stock (the “Exchange”). EarthBlock shares were exchanged on the basis of four shares of EarthBlock common stock for each one share of Earth Gen common stock. The Exchange was completed on October 22, 2012 with EarthBlock becoming the owner of 100% of the then issued and outstanding common shares of Earth Gen. At the completion of the Exchange, Earth Gen retained its separate corporate status and operated as a wholly owned subsidiary of EarthBlock.

Rescission of Reverse Merger

At the time of the Exchange, Earth Gen’s management became the officers and directors of EarthBlock on November 19, 2012. On November 19, 2012, EarthBlock filed a current report on Form 8-K pertaining to the Exchange. On November 27, 2012, EarthBlock filed a Form 8-K with respect to the dismissal of Pollard-Kelley Auditing Services, Inc. as EarthBlock independent registered public accounting firm and the retention of Sam Kan & Company, LLP CPA as its independent auditing firm. On November 29 and November 30, 2012, Schedule 13Ds were filed. These filings were made as the first step of bringing current all of EarthBlock’s filings.

On November 14, 2012, the SEC sent a notice to the prior management of EarthBlock notifying them that a hearing was scheduled to revoke EarthBlock’s status as a registered company and to suspend trading in EarthBlock’s stock because of EarthBlock’s failure to file periodic reports. EarthBlock’s new management did not receive this notice until November 26, 2012 and asked for a change in the scheduled hearing so as to request an extension of time to bring all of EarthBlock’s filings current. However, it became apparent to new management that, given the state of EarthBlock’s records, it was unlikely that EarthBlock would be in a position to comply with any extension. Accordingly, EarthBlock consented to a deregistration order, the registration of its common stock was revoked and trading in EarthBlock’s common stock was halted.

Additionally, the management and shareholders of Earth Gen had not been made aware of the full extent of a material liability of EarthBlock that resulted from the operations of EarthBlock’s subsidiary, EarthBlock Texas Homes, Inc. Accordingly, EarthBlock’s previously disclosed consolidated financial condition was inaccurate and not in conformity with generally accepted accounting principles.

Due to these issues and after discussions and consultation with the advisors for both Earth Gen and EarthBlock, on September 25, 2013, the Board of Directors of EarthBlock and of Earth Gen voted to rescind the acquisition of Earth Gen by EarthBlock and authorized the officers of the Corporation to take the steps required to complete the rescission of the Exchange.

On August 30, 2013, Earth Gen amended its Articles of incorporation to increase its authorized shares from 400,000,000 shares of which 390,000,000 shares were common stock and 10,000,000 shares were preferred stock. The authorized number of shares of stock was increased to 3,000,000,000 shares of which 2,990,000,000 shares are common stock and 10,000,000 shares are preferred stock. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions by resolution and fix the number of shares constituting any series.

There were two distinctive groups of shareholders affected by the rescission of the Exchange: (i) the pre-Exchange shareholders whose original Earth Gen common stock shares were exchanged for EarthBlock common stock shares constituting a total of 63,666,400 post-split shares of common stock of EarthBlock (the “Exchange Shares”); and (ii) the post-Exchange shareholders who invested directly in Earth Gen after the closing of the Exchange for a total of 7,030,400 post stock split Earth Gen common stock shares (the “Additional Shares”).

A rescission agreement dated October 28, 2013 (the “Rescission Agreement”) was entered into among EarthBlock, Earth Gen and the holders of the Exchange Shares and the Additional Shares all of whom received a disclosure document as to the reasons for the rescission and who had represented that they were accredited investors. The Rescission Agreement set forth the terms and provisions pursuant to which the parties agreed to take all steps necessary to unwind the Exchange including the surrender of the Exchange Shares for cancellation and Earth Gen to issue to each Exchange Shareholder their respective original equity interests in Earth Gen, except that the Additional Shares will remain outstanding and ratably dilute the Exchange Shareholders’ original equity ownership in Earth Gen.

The Rescission Agreement offer terminated on October 10, 2014. Pursuant to the terms of the Rescission Agreement, Earth Gen issued a total of 50,645,600 Earth Gen common stock shares to participating holders of Exchange Shares commensurate with the holders’ respective original equity interests in Earth Gen. Earth Gen also issued a total of 7,030,400 Additional Shares to post-Exchange shareholders who invested directly in Earth Gen after the closing of the Exchange. One Shareholder owning 7,560,000 Exchange Shares did not become a party to the Rescission Agreement and will retain his EarthBlock common stock shares with no equity interest in Earth Gen. Additionally, 5,458,800 Exchange Shares could not participate in the Rescission offer because the shares were canceled, sold or exchanged in lieu of the rescission. No additional Earth Gen common stock shares will be issued as a result of the rescission of the Exchange.

Recapitalization of Common Stock by a Reverse Split and Reduction of Authorized Shares of Stock

A stock dividend of three shares of common stock for each one share owned by shareholders of record on October 14, 2013 was declared and approved by the Board of Directors on October 15, 2013. The Company’s shareholders approved a recapitalization of the capital stock in the form of reverse stock split of its issued and outstanding shares of common stock in a ratio of 1-for-25 on March 25, 2014. The Shareholders also approved an amendment to the Articles of Incorporation on March 25, 2014 and filed the Amended Articles on May 16, 2014 with the Nevada Secretary of State to reduce the number of authorized shares of stock to 700,000,000 from 3,000,000,000. Of the 700,000,000 authorized shares, there are 10,000,000 shares of Preferred Stock and 690,000,000 shares of Common Stock. The reverse split and decrease in authorized shares were effective on May 16, 2014. All references to share amounts referred to herein are based on post reverse split shares and giving effect to the stock dividend.

THE SEED OIL INDUSTRY

Worldwide cultivation of castor beans for the production of castor oil is still a relatively small industry in comparison to other agricultural segments for the production of seed oil. According to figures included in a United Nations Food and Agricultural report published in February 2012, the annual worldwide harvest of castor bean seeds is estimated to be valued at $2.2 Billion. However, Earth Gen believes there is room for substantial growth to meet current and future demand from the expanding biodiesel industry. Moreover, Earth Gen believes that if the availability of castor oil increases, then the utilization of castor bean oil in manufacturing processes and clean transportation fuels would also increase driven by its use to blend clean transportation fuels.

The U.S. is presently using food quality oil from soybean and canola to produce vegetable oil for use in biodiesel manufacturing. Reports from the American Soybean Association indicate that biodiesel blenders are presently using approximately $1.9 billion worth of food seed oil to blend biodiesel. The resulting biodiesel, as reported by the U.N. Food and Agricultural Agency, is only about 1.8% of the diesel fuel utilized in the U.S. The seed oil used in making this small amount of U.S. biodiesel is almost as much as the total production of castor beans worldwide. Currently the use of biodiesel is still very limited but management believes that it is a market segment that has significant growth potential. The driving forces for the growth of biodiesel is the rising cost of fuel, environmental concerns causing the use of cleaner fuels and the fact that newly manufactured trucks and farm equipment in the U.S. do not require modification of their engines in order to utilize Clean Fuel B20 (20% vegetable oil and 80% petroleum diesel) and are able to use 100% vegetable oil.

In addition to the potential biodiesel uses, castor beans are already in high demand for producing products that are important to many manufacturing processes and commercial products. The demand for castor beans is derived from castor bean seeds having a high level of vegetable oil content (44% to 60%) and the low cost of processing the castor beans. Processed castor seed oil is a key ingredient in the manufacture of over 700 commercial products including nylon, fiber optics, plastics, paints, tires, cosmetics, and pharmaceuticals, and it is used as an additive in approximately 3,000 commercial manufacturing processes. At this time, almost all castor seed oil derived from current bean production is being used in processing commercial products.

Management believes that Castor bean (Ricinus communis L.) is considered to be one of the most promising non-edible oil crops due to its high potential for annual seed production and its tolerance to diverse environmental conditions. In addition, castor beans can be grown on marginal lands, which are usually unsuitable for food crops. The establishment of bioenergy crops in marginal or degraded lands may offer additional environmental benefits, such as protection from soil erosion and nutrient leaching, and improvement of soil properties.

Findings in a study published by the periodical “Water” found that the use of bioenergy crops is very useful as a vegetative filter to purify wastewater effluents applied to the soil. This practice is also known as land treatment systems (LTS) or slow rate systems (SRS) and meets both environmental and renewable bioenergy goals. Effluents can supply bioenergy crops with considerable amounts of water and nutrients, which stimulate plant growth and yield. In addition, effluent application can reduce the competition between bioenergy crops and traditional crops with respect to the use of fresh water, and it can also decrease production cost due to substitution of water and fertilizers. Thus, castor beans can be grown very economically in tropical countries.

The Comprehensive Castor Oil Report on castor oil and castor oil derivatives, updated in November 2010 by Castoroil India, a division of Energy Alternatives, a comprehensive resource for castor industry information and castor products, reported that based on seed oil yield comparisons, castor bean production is an attractive crop for producing seed oil. It has been estimated that farmers will be able to harvest approximately 1,600 pounds of canola seeds per acre; this translates into approximately 111 plus gallons of vegetable oil per acre. Castor beans have an oil yield of approximately 50% and a relatively high crop yield of 1,695 pounds per acre; this means that castor beans can supply up to 141 gallons of castor oil per acre for each harvest cycle. This allows for a potentially positive comparison to the 111 gallons per acre for canola oil and an even better comparison when compared to soybean oil, which yields 50 gallons to 60 gallons per acre.

2012 Castor Bean Production*
Rank	Country	Tons
1	India	1,150,000
2	China	180,000
3	Brazil	93,025
4	Mozambique	38,600
5	Paraguay	13,000
6	Thailand	12,197
7	Ethiopia	8,400
8	Angola	7,500
9	Viet Nam	6,000
10	South Africa	5,500
11	Kenya	3,000
12	United Republic of Tanzania	2,900
13	Madagascar	2,600
14	Ecuador	2,200
15	Indonesia	1,900
16	Cambodia	1,600
17	Syrian Arab Republic	1,500
18	Haiti	1,200
19	Uganda	1,000
20	Sudan	1,000
21	Pakistan	720
22	Benin	600
23	Russian Federation	290
24	Bangladesh	230
25	Mexico	150
26	Morocco	140
27	Philippines	77

Castor oil has a wide range of applications, with uses such as cosmetics to the areas of national security involving engineering plastics, jet engine lubricants and polymers. The chemical structure of castor oil affords a wide range of reactions to the oleochemical industry and the unique chemicals that can be derived from it. Some of these derivatives are on par with petrochemical products for use in several industrial applications. In fact, they may be considered superior since they are from renewable sources, biodegradable and eco-friendly.

Castor oil and its derivatives are also used in soaps (bind ingredients in cosmetic and soap formulas, humectant for soap products), lubricants (jet engine lubricants), grease, hydraulic brake fluids, paints (varnishes), polymers (basic ingredient in the production of nylon 11, nylon 6-10, polyurethanes), perfumery products, surfactants, surface coatings and inks, telecom & engineering plastics (polyamide 11), pharmaceuticals, rubber chemicals, polishes, flypapers, in addition to other chemical derivatives and medicinal, pharmaceutical and cosmetic derivatives.

The most recent available statistics indicate that in 2012, global castor seed production was approximately two million metric tons per year. Leading areas of production are India (with over half of the global yield), China and Brazil, and is widely grown as a crop in Ethiopia. According to the United Nations report published in 2012, China is the second largest grower of castor beans and is also the largest importer.

WORLD CASTOR BEAN PRODUCTION

*The castor bean production numbers listed are based on estimates and reported figures as provided by the Food and Agricultural Organization of the United Nations Statistic Division.

The business of growing castor beans follows operational models similar to most other agricultural crops. However, castor beans are not a food crop and are cultivated in soils not usually suitable to growing most food crops. The two largest growers, India and China, utilize land that presents challenges to cultivating even castor beans such as in areas with cold weather and poor soil. These countries have little flexibility as to locations because of the need to grow food for domestic consumption.

Most of the castor beans currently imported by China are being processed by large chemical conversion facilities with the castor oil being used for production of some of the approximately 3,000 commercial products using refined and processed castor oil. Management believes that China based processors are expected to prefer to import from Earth Gen in Laos and Vietnam to take advantage of the trade agreements that include China, Vietnam and Laos as part of the ASEAN +1 trade zone. China and the ASEAN trade group countries have maintained a long-term relationship and history of cooperation. The relationship between ASEAN and China was further elevated with the signing of the Joint Declaration of the Heads of State/Government on Strategic Partnership for Peace and Prosperity in October 2003 and with the adoption of the ASEAN-China Plan Of Action (2005-2010). The execution of Framework Agreement on Comprehensive Economic Cooperation in November 2002 to establish the ASEAN-China Free Trade Agreement (ACFTA) eliminated certain tariffs and improved of transportation and regulation on imports and export. Such actions have allowed trade and economic ties between ASEAN and China to grow rapidly over the past several years. China has been ASEAN’s largest trading partner since 2009, while ASEAN continues to be China’s third largest trading partner since 2010. Under the aforementioned plans and agreements, China has reduced import tariffs on ASEAN country agriculture imports, and such tariffs are expected to be totally eliminated in 2015. As a result of the elimination of the ASEAN tariffs in the case of castor bean exports to China from Laos, Vietnam and other ASEAN countries, there will be a 10 to 15% reduction in the cost of castor beans purchased from ASEAN countries as compared to castor bean purchases from India.

India, the world’s largest castor bean producer, is not an ASEAN member and does not participate in the benefits of ASEAN trade agreements. Moreover, shipping costs are generally less from Laos and Vietnam than India due to shorter distances to Chinese ports. This gives castor beans from Vietnam and Laos purchased by China a price advantage based on waiver of import tariffs and lower transportation costs making castor beans imported from Vietnam and Laos competitive in the China market. Our ability to sell to China or other ASEAN countries would be negatively impacted if Laos or Vietnam were no longer parties to the ASEAN and China free trade agreement.

Although Earth Gen operations receive economic advantages from the ASEAN agreements and our management believes that working in developing countries offers opportunities for future growth, our operating costs in Vietnam and Laos will be subject to increases as the local economies mature and available land becomes more limited. Earth Gen may also be subject to upward pressure on wages and goods due to inflation. The local governments may begin to regulate the use of farm land for production of non-food crops which may result in increased land use costs they may also establish import duties on farm equipment or other equipment needed for processing our crops. In addition, the cost of general crop maintenance may vary as the availability of and the cost of fertilizer, pesticides and soil amendment may have an adverse effect on costs.

BUSINESS OPERATIONS

Earth Gen’s business plan is to cultivate and sell castor beans as a feed- stock for chemical processors in China and other countries with the long-term goal of increasing castor bean production to a level where manufacturing demand for castor bean oil and its derivatives will be satisfied and castor bean oil will be available to be used as a biofuel feedstock. Since the Company’s incorporation in August 2012, Earth Gen started developing agricultural projects in Vietnam and Laos to work with farmers to grow castor beans. At this time the company has focused its resources on operations in Northern Laos. Commencing in October 2012, Earth Gen entered into a series of castor bean farm agreements with smaller local farmers who are organized and managed by Earth Gen supervisors and subcontractors in their respective countries. In addition, in February 2014, Earth Gen started leasing land from landowners for the purpose of growing castor beans. Earth Gen also plans to negotiating with larger farmers for farming agreements to grow castor beans exclusively for Earth Gen and also to encourage neighboring farms to join the Earth Gen farming group. Parties to the farming agreements will share resources and be supervised by Earth Gen staff and subcontractors engaged by Earth Gen to support the farming and harvesting process. Currently, we have entered into three lease agreements in XingKhuang Province Laos with local landowners for an aggregate of 273 hectare of farming land. Details of the agreements are set forth below under the heading “Earth Gen-Biofuel’s Southeast Asia Operations.”

Castor beans are not a crop that is familiar to farmers in Southeast Asian or Latin American countries where Earth Gen is targeting farm locations. Therefore, our operating plan starts from the ground up. Our first step is evaluate the potential farm location by using a detailed check list to study all aspects of the property and the variables that might impact farm operations and coordinating the farmers and the unique nature of the each farm site.

Once a site is selected, Earth Gen staff will organize training classes to teach local farmers the process of preparing the land for planting, the planting process and the maintenance required during the 4-month growing cycle. During the planting and growing cycle, Earth Gen staff will visit the farms on a regular basis to be sure the cultivation process is being applied according to Earth Gen’s operational methods and to provide additional education and supervision as required.

Earth Gen staff will work with farmers and local village chiefs and mayors, to be sure that enough labor is available for planting and harvesting operations. Within 11 to 15 weeks the castor beans plants grow to between five to six feet tall and are ready for harvest, most of the large leaves die off and the plant retains long stalks with the capsules containing the castor seeds. These stalks are harvested and the castor plant is then trimmed back to about two feet tall. The trimming process starts the growing cycle over as the castor bean plant grows again to provide a new harvest in 11 to 15 weeks. The ability of the castor bean plant to regenerate 2 to 3 times a year for a period of 5 to 7 years is one of the keys to the economic success that can be achieved cultivating castor beans in tropical growing areas.

Once the harvest occurs, the stalks will be moved to a central storage facility. The pods are dried to facilitate the process of removing the castor bean seeds from the capsules. The bean pods are mechanically processed and the stalks and pods are separated from the castor seeds. The stalks and capsule shells are ground up to make a soil amendment for the castor bean fields. The castor seeds will then be stored in 75 to 100 pound poly-lined bags for shipment to the end users.

Earth Gen will buy the castor bean crop in two ways. When Earth Gen accepts delivery of the capsules they are weighed. Earth Gen then discounts the weight by 25% to account for the weight of the capsule and the extra moisture associated with the product prior to the drying process. The farmer has a choice to wait and be paid based on the weight of the dried and processed capsules, which means Earth Gen is paying for clean and dried castor bean seeds ready for bagging and shipment. Earth Gen leaves it up to the farmer to make a choice.

Harvested castor seeds will then be prepared for export to the end user. The castor beans will be transported to the closest port for shipment or to end users in Southeast Asia. All sales will be made in US dollars and the terms are FOB port or if delivered to a regional buyer COD. The end users will then process the castor beans to extract the oil and then further refine the castor bean oil as required for the various manufacturing process and various derivative products.

On January 25, 2014, we entered into an output contract with Zibo Broadbond International Trade Co Ltd to supply up to 100,000 metric tons of castor seeds per 12 month period to Zibo Broadband at the initial price of $650 USD per metric ton. Thereafter the price is to be adjusted on a bi-annual basis by calculating the average volume weighted trading price for castor seeds 6 month out delivery contract as quoted on the National Commodities and Derivatives Exchange of India (“NCDEX” Trading System). Seeds delivered under the agreement must contain at least 45% oil content and are allowed a 5% shipping weight tolerance. Under the agreement, we do not have an obligation to deliver any specific amount of seeds, and to date we have not supplied any castor seeds to Zibo Broadband under the agreement.

Earth Gen’s preliminary operations began in Laos and Vietnam. To focus the company’s resources and management, at this time all operations are now in Northern Laos. However, Earth Gen has also been developing relationships in other Southeast Asia countries such as Malaysia and Cambodia as possible areas of expansion in the region when and if additional working capital and management capabilities are available. Early in 2013, Earth Gen management also started to investigate opportunities to develop land for expansion into Latin America. Based on obtaining sufficient working capital to expand operations to Latin America, Earth Gen is planning to develop farming opportunities in Peru. . The start of operations in Latin America will depend on completing the first phase of planting in Southeast Asia and monitoring the ability of the company to allocate capital and management ability to meet the first goal of having 3,000 to 5,000 hectares under cultivation. The achievement of Earth Gen’s planting goals will be dependent on having the working capital to sustain operations at the proper level, along with the ability to make agreements with enough farmers willing to convert their farmland to grow castor beans or obtain land that is not currently under cultivation on a basis that meets the Company’s operating goals..

EARTH GEN-BIOFUEL’s SOUTHEAST ASIA OPERATIONS

Earth Gen provides certain start-up costs for farmers who have agreed to work with Earth Gen based on their specific type of agreement. In addition to management oversight and product sales, Earth Gen may provide basic startup assistance such as seeds for planting, agricultural expertise, small planting tools and small harvesting equipment. Earth Gen may also provide start up assistance in the form of access to tractors and land preparation equipment, seedpod processing equipment and transportation. Farmers needing these startup assistance will agree to repay any advances made by Earth Gen from the proceeds of selling their harvest to Earth Gen. Earth Gen has retained certain subcontractors to provide assistance to some of these farmer operations. Additionally, to meet our projected operating requirements in Laos, the number of Earth Gen U.S. staff supervisors on-site has been increased to four people. In addition we have full-time employees in Laos to oversee operations.

Earth Gen has three basic operating relationships with castor bean farmers:

•	The first type of arrangement is with a smaller farmer who typically supplies land, equipment, maintenance and labor. Under the terms of this type of arrangement, Earth Gen will provide the seeds, technical know-how, operational monitoring and personnel from Earth Gen and its subcontractors to monitor and evaluate the growing process. These small farms are typically 5 to 10 hectares in size. Earth Gen will be willing to advance costs of $500 to $750 per hectare. Earth Gen has exclusive rights to all crops grown under each agreement, and advances are recouped on a mutually agreeable rate with the farmers dependent on the harvest amount. Earth Gen is obligated to purchase all harvests of castor beans for at least 12 years at a price fixed in advance of each 12 month growing cycle. Earth Gen does not require farmers to have crop insurance and the farmer bears normal farming risks of having no or a reduced harvest. We do not intend to purchase or require crop insurance in the future. The castor plants do re-grow once planted and have the ability to produce a harvest 2 or more times each year for three to five years. No replanting is required while plants are producing. If initial harvests are poor or if there is no harvest, then start-up capital expended by Earth Gen as an advance will not be repaid until there is a good harvest, if ever. Upon a successful harvest, Earth Gen is obligated to pay $300 per ton of dried castor seeds delivered at the farm site by the farmers who are operating under this type of agreement for a period of one year. The price paid is adjusted on a bi-annual basis based on variations in the world price for castor beans. The price is set one year in advance for a one year period and will not go down year to year by more than ten percent and never lower than $300 per metric ton. Farmers have no obligation as to the amount of castor beans they must produce; they are only obligated to deliver their entire harvest. Accordingly, it is possible that, due to poor castor bean farming methods, bad weather, or other events, a farmer may not be successful at growing castor beans in respect of one or more harvests. The results may be that a farmer will have no castor beans to deliver to Earth Gen for particular harvests, or, because of a very low yield, it proves uneconomical for the farmer to continue farming castor beans. Consequently, it may take a long time, if ever, as to a particular farmer or group of farmers for Earth Gen to recoup the expenses incurred for advancing seeds, technical know-how, operational monitoring and personnel.

•	The second type of arrangement is with a farm or group of farms where a village or individual farmer controls the land. Under the terms of this type of agreement, Earth Gen agrees to provide the seeds, technical know-how, operational monitoring and personnel to monitor and evaluate the growing process. Earth Gen will also advance start-up capital for farm property evaluation such as soil tests, fertilizer, pesticides and equipment. Each arrangement is generally 20 to 50 hectares in size. Earth Gen will be willing to advance costs of $500 to $750 per hectare. These advances are to be paid back over a period of time from the proceeds from selling the harvest. Earth Gen is obligated to purchase all harvests of castor beans for at least 12 years at a price fixed in advance of each 12 month growing cycle. Earth Gen does not require farmers to have crop insurance and the farmer bears normal farming risks of having no or a reduced harvest. We do not intend to purchase or require farmers have crop insurance in the future. If initial harvests are poor or if there is no harvest, then start-up capital expended by Earth Gen as an advance will not be repaid until there is sufficiently large harvest, if ever. Upon a successful harvest, Earth Gen is obligated to pay $300 per ton of dried castor seeds delivered at the farm site by the farmers who are operating under this type of agreement for a period of one year. The price paid is adjusted on a bi-annual basis based on variations in the world price for castor beans. The price is set one year in advance for a one year period and will not go down year to year by more than ten percent and never lower than $300 per metric ton.

•	The third type of arrangement is designed to work with larger landowners who are not actively farming. Earth Gen will agree to provide all required items to farm the land on a revenue sharing basis. Earth Gen will provide all evaluation costs, preparation costs, planting, maintenance, harvest and labor costs. If initial harvests are poor or if there is no harvest, then start-up capital expended by Earth Gen as an advance will not be repaid until there is a sufficiently large harvest, if ever.

All active operations are currently limited to the third type of agreement referenced above where Earth Gen is providing all required items to farm the land on a revenue sharing basis. Earth Gen is providing all evaluation costs, preparation costs, planting, maintenance, harvest and labor costs. Earth Gen has agreed to purchase all harvest of castor beans at prices ranging from $25.00 to $50.00 per metric ton of dried castor seeds. Based on this third type of arrangement with larger landowners who are not actively farming, costs to fully develop a farm site including land preparation, planting and maintenance through harvest is estimated to be $1500 per hectare. Once the plants are producing and the first harvest occurs, the expenses are mostly maintenance, which includes fertilizing during the growing season, application of pesticides, weed control and pruning of plants. These costs are estimated to be $400 to $500 per hectare per growing cycle, which could be two to three times per year. The working capital for planting is anticipated to be provided Earth Gen through additional investment in the form of debt and equity. Funds will also be provided from the sale of crops harvested from Earth Gen’s farms already in operation. It is estimated that once a farm is in full operation that one hectare of castor beans will produce three to four tons of dried castor seed per hectare with a gross crop value of $680 per ton or an estimated revenue of $2000 to $2500 per hectare per harvest. It is possible that one bad growing season may be followed by a good season. There can be no assurance that the estimated revenue from farm operations will be the actual revenue, which will vary from harvest to harvest based on unpredictable farming conditions and could be subject to a wide range of results.

We have entered into three lease agreements in XingKhuang Province Laos with local landowners for an aggregate of 273 hectares of farming land. We currently do not have any lease agreements in Vietnam. The individual Laotian lease agreement terms are as follows:

Leasee	Region	Leased Area Size	Initial Lease Term*	Expiration

Bounthong Dalavong	Phonengan Neua Village	30 hectare	12 years	March 18, 2026

Chong Cher Vang	Phonemixay Village	60 hectare	12 years	March 18, 2026

Nongpa Chang	Ban Nyuan Village	183 hectare	12 years	February 14, 2026

* All lease agreements have an additional twelve-year option to renew.

At this time, all of Earth Gen’s farms are operations where the landowner only provides the land and Earth Gen provides all other operating requirements and capital. Earth Gen plans to concentrate on working with landowners who own land but are not currently farming or who are farming crops with very low profit who want to grow castor beans to produce a higher return.

Warehouse facilities that provide space for castor bean processing, bagging and storage have been established on the property surrounding Earth Gen Laos’s office at Phonsavan Sai Street, Xieng Khouang, Bpek District, Laos. This facility is able to hold 100 tons at a time. It is planned that harvests will come to the warehouse in lots of 5 to 10 tons and thereafter the bean pods will be processed in batches and then bagged for shipping. Once 10 to 20 tons are processed, they are moved out of the warehouse to the port for shipping or to a regional chemical processor. As the harvest size increases and Earth Gen has the working capital, it will expand its warehousing and processing facilities.

Earth Gen plans to add additional local subcontractors and farming agents to work with farmers and farm groups in Laos and possibly other Southeast Asia countries. In addition to farming supervisors, Earth Gen has agreements with independent agents who are responsible for recruiting farmers and growers that have legal rights to farm land and who will agree to grow castor beans as supervised by the staff of Earth Gen.

When Earth Gen started operations in Southeast Asia, the Company focused on operations in Laos and Vietnam. As described, operations began with test sites. A number of test sites were located in the Vietnam. Initially we entered into a joint venture to plant and grow castor beans in Vietnam under the direction and protocol set up by Earth Gen, with labor and cultivation provided by our Vietnamese partners utilizing local farmers, supervisors and labor. However, during the operations first cultivation cycle our Vietnamese partners failed to follow Earth Gen protocols and In November 2013, Earth Gen determined the quality and quantity of castor beans on these farms had minimal economic value. As a result, we have suspended our farming operations in Vietnam and are now seeking to develop other farming relationships at a later time in Vietnam based on the Company’s operating model in Laos.

In March 2014, Earth Gen-Biofuel Lao Sole Co Ltd. (“Earth Gen Laos”) was formed under the laws of Laos to meet Laos regulatory and legal requirements to do business in Laos. This company is 100% controlled by Earth Gen. Earth Gen Laos has its own in country bank accounts and pays all local operating expenses of the business activities of Earth Gen in Laos.

Earth Gen’s operations in Laos are managed by Earth Gen supervisors along with local agricultural experts. The Company intends to follow a similar protocol in Vietnam when and if operations are reestablished. In addition to using our U.S.-based agricultural specialists and our in-country staff and outside experts, Earth Gen plans to access the services of top academic institutions specializing in the region’s agriculture with dedicated departments focused on castor bean cultivation. One of these specialists is Zibo Academy of Agricultural Sciences in Shandong, China. Zibo Academy also specializes in the growth of castor beans and the development of hybrid seeds that are most suited in the various growing regions in Southeast Asia. Zibo Academy has achieved worldwide prominence in the field of castor bean agriculture, and is one of the world’s largest suppliers of hybrid castor seeds. Zibo castor seed hybrids have been widely popularized and are in use in more than 20 provinces in China and utilized in countries such as Indonesia, Malaysia, Pakistan, Laos, Thailand, Viet Nam, Ethiopia, Nigeria and the Netherlands. Earth Gen plans to purchase all of its castor bean seed stock from Zibo. However, Earth Gen has also investigated alternative suppliers in case of the need to add additional suppliers and to provide long-term flexibility in its supply chain.

To supplement our in-house staff, Zibo Academy will be providing agricultural engineers trained in castor bean cultivation to assist Earth Gen’s staff to train local people in the best planting and operating method. Earth Gen has an oral agreement for Zibo to provide agricultural engineers to Earth Gen when requested. Earth Gen pays Zibo engineers for their time and is responsible for the cost of travel and per diem expenses. Earth Gen anticipates that the working relationship with Zibo will result in Earth Gen having an in-country group of trained castor bean supervisors. It is planned to have the training staff move to each new planting area to oversee and train the permanent local oversight staff to assist the farmers. The end result will be to create a local well trained and experienced staff to oversee each growing area and provide oversight for the continuing process of refining Earth Gen’s agricultural operations and planting and harvesting protocols to achieve the highest possible yields.

In addition to the trained Earth Gen staff working directly on the cultivation process, the Company’s staff is expected to handle logistics. These functions include overseeing the harvest process and the separation of the castor seeds from the seedpod. This process employs light processing equipment. The castor beans will then be bagged and stored in local warehouse facilities and aggregated from several farm sites and prepared for export. The Company intends to employ light equipment operators, baggers, warehouse guards, loaders and truck drivers.

Availability of Castor Bean Seeds and Equipment

Zibo is our principal supplier of castor seeds. Zibo has a wide variety of castor seeds each designed for different growing environments. Zibo seeds are being used in many countries around the world. We have no formal agreement with Zibo for the purchase of seeds. We place orders with Zibo on an as needed basis and do not have any obligation to purchase only Zibo seeds.

There are other suppliers of hybrid seeds; however these companies are newer to the industry. Principal competitors of Zibo are: AGF Hybrid Castor Seed Company in India, SLC Agricola in Brazil and Evogene Ltd. in Israel. In addition to purchasing seed stock from suppliers, service providers using certain growing techniques can help Earth Gen produce its own hybrid seeds by cross pollinating its own castor bean fields.

All other equipment and products needed for the cultivation of castor seeds are readily available from many suppliers in Southeast Asia.

Competition

Castor beans are presently being grown in many countries with the biggest producers being India, China and Brazil. In addition there are 25 countries growing at least 77 or more metric tons of castor beans per year. Laos and Vietnam were reported to have produced 6,000 metric tons in 2011. India produced over 1,000,000 metric tons and China produced 180,000 metric tons. Most other producing countries have been growing castor beans for many years and have substantial infrastructure dedicated to the cultivation of castor beans. Earth Gen is a new enterprise and has only grown castor beans for one season on a very limited basis in countries that are very small producers of castor bean and have not yet developed the infrastructure to support the cultivation of the castor bean crop.

Our competitors range from small-scale operators to fully integrated multinational enterprises with significant financial, technical, sales, marketing and other resources. In addition to castor oil producers, our competitors also include producers of alternative vegetable oils such as soybean, rapeseed, cottonseed, peanut, sunflower seed and corn oils.

Market fundamentals that affect supply and demand of our products include land shortages, water constraints, climate change, global warming, low operating margin, inadequate quality control and quality assurance mechanisms leading to adulteration, violation of food laws and poor implementation. Non-fundamental factors include politics, inflation, investor interest, government policies and liquidity.

Multinational corporations are able to take advantage of economies of scale that allow them to command high quality with lower costs, access cheaper credit, minimize losses and decrease input costs. Multinational corporations also tend to have a greater ability to absorb volatility in production and pricing and respond to uncertainty.

In addition, the other more established growers have longer relationships with the companies that buy and process castor beans. Earth Gen has developed relationships with only a few buyers of castor beans in China and has little history in doing business with these companies.

Government Regulation

United States

The United States is a grower and importer of castor beans. The importation of castor beans and transportation may be subject to regulation based on the laws and regulations regarding all agricultural products and those that may specifically pertain to castor beans. In the U.S., the transporting of castor beans may be subject to special requirements. In certain states and in certain agricultural areas the cultivation of castor beans is banned. It is anticipated that all imports of Earth Gen’s castor beans will be controlled by the chemical processing facilities that are the buyers and will not be the direct responsibility of Earth Gen.

International Regulation

Operating in Laos and Vietnam subjects Earth Gen to a changing legal environment in regards to using land, producing crops and exporting its castor beans. Earth Gen’s current business model focuses on the growing and export of castor beans in Laos and Vietnam. As a result Earth Gen is subject to certain domestic export and agricultural regulations in those countries as described below. Moreover, our crop exports will normally be required to obtain a Certificate of Origin by the authorities in the importing country.

Earth Gen’s management and its advisors work very closely with all local government authorities to be sure all rules and regulations are strictly followed. The Company is or may become subject to various laws and regulations regarding agricultural practices, as well as environmental laws and regulations governing, among other things, the importation of seed stock for planting, processing of the seed pods after harvest and the disposal of any agricultural waste. In addition the use of various fertilizers and pesticides is subject to regulation.

In Laos, Earth Gen Laos, our wholly foreign-owned enterprise, must be registered with the Ministry of Industry and Commerce, Enterprise Registration. The rights and activities of foreign investors in Laos are governed under the Law on the Promotion and Management of Foreign Investment in the Lao PDR. To our understanding our domestic growing activity does not require any specific registration with the local government. However prior to export, Earth Gen must obtain a valid export license for the shipment of castor beans. Under current regulations, castor bean shipments qualify for automatic licensing and do not incur export duties.

Similarly if the company begins operations once again in Vietnam or any other country, Earth Gen will be subject to foreign investment and export regulations. For example the Vietnamese government requires that the foreign investors must be able to finance their project in Vietnam. Depending on the Company's business, the Vietnamese government will impose a required annual investment over two years. Any future foreign joint venture or wholly owned subsidiaries owned by Earth Gen will be subject to significant start-up capital investment.

Vietnam’s Minister of Agriculture and Rural development is responsible for regulating crops and livestock in Vietnam. To our knowledge, currently there are no specific regulations relating to the growing or cultivation of castor beans in Vietnam. Vietnam does require that all exports be declared at customs under the Minister of Finance prior to export but there are currently no export duties on castor beans.

Employees

During the formation stage of the Company, Earth Gen had no full time employees. In 2013 and 2014, George Shen served as President, Chief Executive Officer and acting Chief Financial Officer. Throughout 2013 and 2014, Company operations have been supported by outside consultants including operational subcontractors in Laos and Vietnam, farming oversight, bookkeeping, other advisors and a part-time accountant.

In January 2014, George Shen became an employee of Earth Gen working substantially full-time on Company business. Mr. Shen, our President and Chief Executive Officer is also serving as our Chief Financial Officer. The balance of our US-based staff is currently part-time or work as consultants or advisors to the Company. The Company also employs two full time employees who live in Laos who supervise our farming operations. The company plans to hire a Chief Financial Officer on a part-time basis and expand the position to full-time when company resources will allow. The Company plans to add other full-time employees as soon as practical after obtaining a level of capitalization to provide sufficient funding to retain full time management. In addition, we expect to hire additional staff and to engage consultants in regulatory, compliance, investor and public relations, and general administration as necessary. We also expect to engage experts in farming and processing of castor beans to advise us in various capacities.

Intellectual Property

The Company does not own any proprietary intellectual property.

Item 1A.	Risk Factors

Our business, financial condition and results of operations are subject to various risks and uncertainties, including those described below and elsewhere in this Registration Statement. This section discusses factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. It is not possible to predict or identify all such factors. Consequently, the following are not to be a complete discussion of all potential risks or uncertainties applicable to our business.

Limited operating history with net losses

Earth Gen was formed in August 2012. As a result the Company has a limited operating history upon which an evaluation of the Earth Gen’s performance can be made. There have been no revenues generated from the Company’s business operations for a little over four months in 2012 and for the full year of 2013 and 2014. The Company expects to incur further losses in the foreseeable future due to significant costs associated with its business development, including costs for planting additional acres of land and providing technical services to local farmers. There can be no assurance that the Company’s operations will ever generate sufficient revenues to fund its continuing operations, or that the Company will ever generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period.

The likelihood of the Earth Gen’s success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the start and growth of a business, the implementation of the Company’s business plan, and the world agricultural environment in which the Company operates, including but not limited to:

•	our results of operations may fluctuate significantly, which may adversely affect the value of an investment in our common stock;

•	we may be unable to build-out our farming operations in a timely manner that will meet the objectives we have established for our business strategy or grow our business profitably or at all; and

•	we have only completed a limited planting and harvest cycle of land located in Laos and have no harvest in Vietnam. We have not yet completed a full cycle of a growing season in a large-scale operation and because of our limited operating history, it may be difficult to accurately predict our long-term castor bean production and yields and other important performance metrics.

If we do not obtain additional financing, our business, prospects, financial condition and results of operations will be adversely affected.

The Company anticipates that it will require substantial working capital for the Company to pursue continued development of planting operations in Laos and elsewhere in Southeast Asia. The timing and amount of such capital requirements cannot be accurately predicted. Additional financing may not be available to the Company when needed or, if available, it may not be obtained on commercially reasonable terms. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.

The Company has no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all. Any additional equity financing will be dilutive to the Company’s stockholders, and debt financing, if available, may involve restrictive covenants with respect to dividends, raising future capital and other financial and operational matters. If the Company is unable to obtain additional financing as needed, the Company may be required to reduce the scope of its operations or its anticipated expansion, which could have a material adverse effect on the Company.

Uncertainty as to management’s ability to control costs and expenses.

With respect to the implementation of the Company’s business plan, management cannot accurately project or give any assurance with respect to its ability to control operating costs and/or expenses. Consequently, if management is not able to adequately control costs and expenses, such operations may not generate any profit or may result in operating losses.

We may apply working capital and future funding to uses that ultimately do not improve our operating results or increase the value of your investment.

The Company will retain virtually complete discretion over the application of its working capital and new investment capital. Because of the number and variety of factors that could determine the Company’s use of funds, there can be no assurances that such uses will not vary substantially from the Company’s current operating plan.

We intend to use existing working capital and future funding to support the expansion of the number of acres being planted and/or the support of operations to educate and supervise the farmers working with the company. We will also use capital for market and network expansion, acquisitions and general working capital purposes. However, we do not have more specific plans for our capital and our management will have broad discretion in how we use available capital reserves. Our capital could be applied in ways that do not improve our operating results or otherwise increase the value of a shareholder’s investment.

We do not have a traditional credit facility with a financial institution.

This absence may adversely impact our operations. We do not have a traditional credit facility with a financial institution, such as a working line of credit. The absence of a facility could adversely impact our operations, as it may constrain our ability to have the working capital for equipment purchases or other operational requirements. If adequate funds are not otherwise available, we may be required to delay, scale back or eliminate portions of our business development efforts. Without credit facilities, the Company could be forced to cease operations and investors in our securities could lose their entire investment.

Dependence upon management; possible conflict of interest.

The Company is dependent upon the efforts of its current management. At this time, our President and Chief Executive Officer is also serving as our Chief Financial Officer. The balance of our US-based staff is currently part-time or work as consultants or advisors to the Company. The Company also employs two full time employees who live in Laos who supervise our farming operations. Our officers and directors have duties and affiliations with other companies. Even though these companies are not competitors or involved in agriculture, involvement of our officers and directors may still present a conflict of interest regarding decisions they make for Earth Gen or with respect to the amount of time available for Earth Gen. The loss of any officer or director of the Company and in particular, Mr. Shen, could have a material adverse effect upon our business and future prospects.

The Company does not presently have key-man life insurance upon the life of any of its officers or directors. None of our management has been involved in farming prior to joining the Company and, as such, did not have any technical experience in planting or harvesting for the crops prior to joining the Company. Upon adequate funding, management intends to hire qualified and experienced personnel, including additional officers and directors, and specialists, professionals and consulting firms to advise management as needed; however, there can be no assurance that management will be successful in raising the necessary funds in respect of recruiting, hiring and retaining such qualified individuals and firms.

Aggressive growth strategy.

For the foreseeable future, the Company intends to pursue an aggressive growth strategy for the expansion of its operations through agricultural programs. The Company’s ability to rapidly expand its operations will depend upon many factors, including the Company’s ability to work in an international environment, establish and maintain strategic alliances with local authorities, and obtain adequate capital resources on acceptable terms. Any restrictions on the Company’s ability to expand may have a material adverse effect on the Company’s business, results of operations, and financial condition. Accordingly, there are no assurances that the Company will be able to achieve its targets for sales growth, or that the Company’s operations will be successful or achieve anticipated operating results.

Timing of planting and harvest are subject to many uncontrollable factors.

The Company has developed programs for planting and harvesting based on local farmer knowledge and experience in each region of the countries where the Company is planting or plans to plant. Each farm location is evaluated for suitability as a castor bean farm based on soil conditions, location, accessibility, water supply and other growing conditions. Even with careful evaluation, there are risks associated with timing of rainfall, insect infestations, root rot and other diseases, all of which will affect the growth and harvest of the castor bean crops. Even as the Company endeavors to decrease these risks through good farming practices, constant monitoring and the combined experience of our staff and our farmers, the Company may still face difficulties. Some problems or occurrences may always remain beyond our control.

Operating castor bean farms in developing countries presents special risks.

Strong central and regional governments control Laos, and Vietnam. Also, those farmers who control the land and their workers have their own way of working based on long-held tradition and government oversight. The Company plans to work closely with the regional and local government officials in an effort to build trust and appreciation for the Company with the farmers, labor and local authorities by providing active support for local economic needs. However, there can be no assurance that building these relationships will be successful.

The lack of on-site warehousing and geographical limitation preventing local crop aggregation may increase our reliance on local shipping companies and increase our transportation costs.

The Company’s farms are presently operating in Laos are spread out geographically over hundreds of miles preventing crop aggregation and processing at the farms. As a result, Earth Gen intends to establish centrally located warehouse or processing facilities convenient to each farm group. Such a storage system will require that crops first be transported to the warehouses for processing and aggregation, and then later be transported to port destinations for export. Such logistical restrictions will require frequent deliveries from farms to warehousing facilities as well as additional deliveries to port destinations, thereby significantly increasing the frequency of truck deliveries and associated transportation costs.

Significant changes in the cost and availability of transportation could adversely affect our results of operations.

Transportation costs associated with the delivery of our products, in most cases by truck, constitute a significant portion of our costs. Increases in the cost of fuel or energy can result in increases in the cost of transportation, which could materially and adversely affect our results of operations. Also, shortages in trucking capacity, and inadequate local roads and infrastructure could limit our ability to deliver our products to ports and therefore adversely affect our results of operations.

Some properties of the castor bean are highly toxic and the beans must be handled carefully.

Ricin a highly toxic, naturally occurring protein is produced in the seeds of the castor oil plant. The Company has set out protocols and informs its workers of the toxicity of castor beans. Ricin is refined from the processed seeds. Earth Gen does not process seeds derived from the castor beans. All seeds resulting from our production of castor beans are shipped to third party processors in other countries at which time the seeds and the processing residue no longer are owned by or under the control of Earth Gen.

We are subject to risks associated with doing business globally including compliance with domestic and foreign laws and regulations, economic downturns, political instability and other risks that could adversely affect our operating results.

We plan to conduct our business globally and to have assets located in several countries and geographic areas. We currently have oilseed operations in Laos and plan to begin operations in Vietnam. We are required to comply with numerous and broad reaching laws and regulations administered by governmental authorities. We must also comply with other general business regulations such as those directed toward accounting and income taxes, anti-corruption, anti-bribery, global trade, handling of regulated substances, and other commercial activities, conducted by our employees and third party representatives globally. Any failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, and civil remedies including fines, injunctions, and recalls of our products. In addition, changes to regulations or implementation of additional regulations may require us to modify existing processing facilities and/or processes, which could significantly increase operating costs and negatively impact operating results.

We will operate in both developed and emerging markets which are subject to impacts of economic downturns, including decreased demand for our products, reduced availability of credit, or declining credit quality of our suppliers, customers, and other counterparties. We anticipate that emerging market areas could be subject to more volatile economic, political and market conditions. Economic downturns and volatile conditions may have a negative impact on our operating results and ability to execute our business strategies.

Our operating results may be affected by changes in trade, monetary, fiscal and environmental policies, laws and regulations, and other activities of governments, agencies, and similar organizations. These conditions include but are not limited to changes in a country’s or region’s economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights, changes in the regulatory or legal environment, restrictions on currency exchange activities, currency exchange fluctuations, burdensome taxes and tariffs, enforceability of legal agreements and judgments, other trade barriers, and regulation or taxation of greenhouse gases. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities, and war, may limit our ability to transact business in these markets and may adversely affect our revenues and operating results.

We are subject to extensive regulation.

Our operations are subject to regulation by the U.S. government and the governments of a number of other countries including China, Vietnam, Laos and the other countries where the Company plans to operate. In addition as the company expands operations it will become subject to the regulations of additional countries as well. Additional regulations, which may include, but not be limited to, environmental regulations, transportation of agricultural products, shipping restrictions, and import and export restriction may all be factors in the operation of the Company.

Government policies and regulations, in general, and specifically affecting the agricultural sector and related industries, could adversely affect our operating results.

Agricultural production and trade flows are subject to government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, and import and export restrictions on agricultural commodities and commodity products, including policies related to renewable fuel, and low carbon fuel mandates, can influence the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, the volume and types of imports and exports, the viability and volume of production of certain of our products, and industry profitability. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Future government policies may adversely affect the supply of, demand for, and prices of our products, restrict our ability to do business in its existing and target markets, and could negatively impact our revenues and operating results.

Uncertainties with respect to the Laotian, Vietnamese and other countries’ legal system could adversely affect us.

Our castor bean operations are currently located in Laos and Vietnam and are subject to Laotian and Vietnamese laws and regulations. Laos and Vietnam have not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in those countries. In particular, because these laws and regulations are relatively new, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, any litigation in Laos or Vietnam may be protracted and result in substantial costs and diversion of resources and management attention. It is expected that this will also be the situation in many of the other countries where the situation is the same.

In particular, among other uncertainties regarding Laotian and Vietnamese laws and regulations that could affect us, the following uncertainties may have a significant adverse impact on our business and operations: the uncertainties related to contract law and relevant regulations may impede our ability to enforce contracts we have entered into with our business partners, farmers, customers and suppliers and result in substantial costs and diversion of our resources and management attention. We also cannot predict the effect of future developments in the Laotian and Vietnamese legal systems, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us and our foreign investors.

We rely on third-party contracts.

We depend on others to provide products and services to the Company. We do not control these companies and even though we will be non-exclusive with these companies and we will be able to change suppliers, a change may be difficult to implement.

We currently only have one supplier of castor seeds.

At this time, Earth Gen relies solely on Zibo Academy for its supply of hybrid castor seeds the Company uses for planting. Although, there are other suppliers of hybrid castor seeds, the Company has not yet conducted tests on those seeds in the areas where Earth Gen is now actively planting or where it plans to plant in the future. If Zibo goes out of business or refuses to supply the Company, it could adversely affect the Company’s operations.

Many of our competitors are better established and have resources significantly greater than we have, which may make it difficult to fend off competition for land workers and other resources.

The Company will compete with other agricultural operations in Vietnam and Laos and elsewhere in the world. These operations have substantially greater financial and government backed resources, longer operating histories, greater name recognition and more established relationships in the industry. In addition, a number of these competitors may combine or form strategic partnerships. As a result, our competitors may be able to control a more favorable basis in regard to pricing or other factors. Our failure to compete successfully with any of these companies would have a material adverse effect on our business and the trading price of our common stock.

The market for castor beans is a world market price and subject to fluctuation based on many factors, and we will compete with other companies within this market:

•	World traded commodities markets;

•	Mills and processing factories around the world;

•	Local government supported markets.

Moreover, we expect other existing and prospective competitors, particularly if our development of large-scale production begins to develop as scheduled that others will adopt technologies or business plans similar to ours, or seek other means to develop operations competitive with ours. Many of our competitors are well established and have larger and better-developed networks and systems, longer-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than we have.

We may have difficulty in attracting and retaining management and outside independent members to our board of directors as a result of their concerns relating to their increased personal exposure to lawsuits and stockholder claims by virtue of holding these positions in a publicly quoted company.

The directors and management of publicly quoted corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors’ and officers’ liability insurance to pay on a timely basis the costs incurred in defending such claims. We currently do not carry limited directors’ and officers’ liability insurance. Directors’ and officers’ liability insurance has recently become much more expensive and difficult to obtain. If we are unable to continue or provide directors’ and officers’ liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors.

We may lose potential independent board members and management candidates to other companies that have directors’ and officers’ liability insurance to insure them from liability or to companies that have revenues or have received greater funding to date which can offer more lucrative compensation packages. The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks. As a company with limited operating history and resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

We will incur increased costs as a result of becoming a reporting company, and given our limited capital resources, such additional costs may have an adverse impact on our profitability.

As a result of filing a Form 10, we are now an SEC reporting company. The Company currently has no business that produces revenues. However, the rules and regulations under the Exchange Act require a public company to provide periodic reports with interactive data files which will require the Company to engage legal, accounting and auditing services, and XBRL and EDGAR service providers. The engagement of such services can be costly and the Company is likely to incur losses, which may adversely affect the Company’s ability to continue as a going concern. In addition, the Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of becoming a reporting company, we will be required to file periodic and current reports and other information with the SEC and we must adopt policies regarding disclosure controls and procedures and regularly evaluate those controls and procedures. Based on our management’s estimates, we anticipate that our cost of being a public company, including legal, audit costs, printing, filing fees and other costs to be at least $125,000 per year.

The additional costs we will incur in connection with becoming a reporting company will serve to further stretch our limited capital resources. In other words, due to our limited resources, we may have to allocate resources away from other productive uses in order to pay any expenses we incur in order to comply with our obligations as an SEC reporting company. Further, there is no guarantee that we will have sufficient resources to meet our reporting and filing obligations with the SEC as they come due.

Risks Related to Our Common Stock

We will be subject to the “penny stock” rules which will adversely affect the liquidity of our common stock.

The Company’s stock is defined as a “penny stock” under Rule 3a51-1 of the Exchange Act. In general, a “penny stock” includes securities of companies which are not listed on the principal stock exchanges or NASDAQ and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2,000,000 ($5,000,000 if the issuer has been in continuous operation for less than three years), or which has recorded revenues of less than $6,000,000 in the last three years. “Penny stocks” are subject to rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are officers or directors of the issuer of the securities). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell the Company’s stock, and therefore, may adversely affect the ability of the Company’s stockholders to sell stock in the public market.

The sale of shares by our directors and officers may adversely affect the market price for our shares.

Sales of significant amounts of shares held by our officers and directors, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

A significant number of our shares will be eligible for sale and their sale or potential sale may depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease its price. In addition some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. Subject to certain restrictions, a person who has held restricted shares for a period of six months may sell common stock into the market.

The elimination of monetary liability against the Company’s directors, officers and employees under Nevada law and the existence of indemnification rights to the Company’s directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against the Company’s directors, officers and employees.

The Company’s articles of incorporation contain a specific provision that eliminates the liability of directors for monetary damages to the Company and the Company’s stockholders; further, the Company is prepared to give such indemnification to its directors and officers to the extent provided by Nevada law. The Company may also have contractual indemnification obligations under its employment agreements with its executive officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by the Company’s stockholders against the Company’s directors and officers even though such actions, if successful, might otherwise benefit the Company and its stockholders.

There is no market for our shares. If we become a publicly quoted company, our common stock will most likely be thinly quoted, so you may be unable to sell at or near bid prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our shares are not quoted or quoted on any securities market although we have applied to FINRA for a symbol. If our shares become publicly traded or quoted for sale, our common stock will likely be sporadically or “thinly-quoted,” meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or nonexistent. This situation will be attributable to a number of factors, including the fact that we are a small company which will be relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.

As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a mature issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. It is possible that a broader or more active public trading market for our common stock will not develop or be sustained, or that trading levels will not continue.

Our stock may be traded on the OTCQB. The OTCQB is an electronic quotation system operated by OTC Markets Group that displays quotes from broker-dealers for many over-the-counter securities. These securities tend to be inactively quoted stocks, including penny stocks and those with a narrow geographic interest. Market makers and other brokers can use OTC Markets to publish their bid and ask quotation prices. The OTC Markets is not a stock exchange. To be quoted in the OTC Markets, companies do not need to fulfill any financial requirements. The companies quoted in the OTC Markets tend to be closely held, extremely small, thinly quoted, or bankrupt. Most do not meet the minimum U.S. listing requirements for trading on a stock exchange such as the New York Stock Exchange.

Our stock also may be traded on the OTCBB. The OTCBB is a quotation service for the Financial Industry Regulatory Authority (“FINRA”) market makers, and not an issuer listing service or securities market. There is no minimum bid price requirement. OTCBB companies are not considered to be “listed.” There are, however, certain requirements an issuer must meet in order for its securities to be eligible for a market maker to enter a quotation on the OTCBB. In order for a security to be eligible for quotation by a market maker on the OTCBB, the security must be registered with the SEC and the issuer must be current in its required filings.

We have never paid or declared any dividends on our common stock.

We have never paid or declared any dividends on our common stock. Likewise, we do not anticipate paying, in the near future, dividends or distributions on our common stock. Any future dividends will be declared at the discretion of our board of directors and will depend, among other things, on our earnings, our financial requirements for future operations and growth, and other facts as we may then deem appropriate.

Our directors have the right to authorize the issuance of shares of preferred stock and additional shares of our common stock.

Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. Any issuance of shares of preferred stock could adversely affect the rights of holders of our common stock. Should we issue additional shares of our common stock at a later time, each investor’s ownership interest in our stock would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

If our shares become publicly quoted and our shares are quoted on the OTCQB or the OTCBB, and we fail to remain current in our reporting requirements, we could be removed from the OTCBB or OTCQB, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies whose shares are quoted for sale on the OTCBB and the OTCQB must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCQB and OTCBB. If we fail to remain current in our reporting requirements, we could be removed from the OTCBB or OTCQB. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

If our shares become publicly quoted, the market price for our common stock will most likely be particularly volatile given our status as a relatively unknown company with a small and thinly quoted public float, limited operating history and lack of net revenues which could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market.

If our shares become publicly quoted, the market for our common stock will most likely be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price would be attributable to a number of factors. First, as noted above, the shares of our common stock will likely be sporadically and/or thinly quoted. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

Anti-takeover provisions may impede the acquisition of Earth Gen.

Certain provisions of the Nevada Revised Statutes have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. These provisions are intended to encourage any person interested in acquiring Earth Gen to negotiate with, and to obtain the approval of, our directors, in connection with such a transaction. As a result, certain of these provisions may discourage a future acquisition of Earth Gen, including an acquisition in which the stockholders might otherwise receive a premium for their shares. Additionally, Earth Gen currently has 10,000,000 authorized preferred shares which allows our board of directors to issue preferred stock without stockholder approval and with rights and privileges determined solely by the board of directors. Issuance of such preferred stock could impede or delay a hostile takeover.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business, brand and reputation with investors may be harmed.

In addition, reporting a material weakness may negatively impact investors’ perception of us. We have allocated, and will continue to allocate, significant additional resources to remedy any deficiencies in our internal control. There can be no assurances that our remedial measures will be successful in curing the any material weakness or that other significant deficiencies or material weaknesses will not arise in the future.

Our Chairman and Chief Executive Officer is also our largest stockholder, and as a result he can exert control over us and has actual or potential interests that may diverge from yours.

Mr. Shen may have interests that diverge from those of other holders of our common stock. As a result, Mr. Shen may vote the shares he owns or controls or otherwise cause us to take actions that may conflict with your best interests as a stockholder, which could adversely affect our results of operations and the trading price of our common stock.

Through this control, Mr. Shen can control our management, affairs and all matters requiring stockholder approval, including the approval of significant corporate transactions, a sale of our company, decisions about our capital structure and the composition of our Board of Directors.

Our stock price might be volatile.

If a market develops for our stock, the price of our stock may be highly volatile and could be subject to fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	quarterly variations in our results of operations or those of our competitors;

•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	disruption to our operations or those of other sources critical to our operations;

•	the emergence of new competitors;

•	our ability to develop and market new and enhanced products on a timely basis;

•	seasonal or other variations;

•	commencement of, or our involvement in, litigation;

•	dilutive issuances of our stock or the stock of our subsidiaries, or the incurrence of additional debt;

•	changes in our board or management;

•	adoption of new or different accounting standards;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	changes in earnings estimates or recommendations by securities analysts;

•	general economic conditions and slow or negative growth of related markets.

In addition, the stock market in general, and the market for shares of agricultural companies in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. We expect the value of our Common stock will be subject to such fluctuations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Description of Property

We do not own any real property. The Company leases space for its U.S. office at 17870 Castleton Street, # 205 City of Industry, California 91748, from its CEO and shareholder, George Shen under a month to month lease agreement. George Shen leases the space to be used by the Company for a two year term from December 1, 2013 to November 30, 2015. The annual base lease obligation is $40,320.00 for year one, $41,940.00 in the second year. The Company’s headquarters in Laos has been moved to a new facility in Xieng Khouang, Bpek District. The lease is for 12 months at $312.00 per month and the one-year rental of $3,750.00 was paid in full at the start of the lease. The Company paid $3,750.00 for the full year in advance. Related utilities are paid monthly. The lease may be terminated on four weeks’ notice with a refund of unused rent. The property is completely fenced in by brick walls topped by chained link fencing and barbed wire. Inside the compound and attached to the building is a large covered area that is used for processing of crops and storage. This is a secured area with sliding gate at the entrance and is enclosed with a covered fence built by the company. Earth Gen has leased office space in Las Vegas, Nevada. The lease is a month-to-month obligation and was entered into on December 23, 2013 at the rate of $59.00 per month.

On February 14, 2014, Earth Gen entered into a lease agreement with one landowner for land totaling 183 hectares in Laos. The term of the lease is for twelve years with an option for Earth Gen to renew for an additional twelve years. Earth Gen is obligated to pay taxes on the land of up to $1,000 per year with any taxes in excess of that amount are the obligation of the landowner. In addition, Earth Gen is obligated to provide all elements required to grow castor beans on the land and start using the land for castor bean farming operations before the end of 2014. The compensation to the landowner is based on the size of the harvest produced on the land. The payment is a fixed fee per metric ton for all castor beans harvested on the land.

In March 2014 Earth Gen entered into agreements with two landowners for leases to create castor bean farms in close proximity to the Company’s other operations. These additional parcels total 90 hectares. The Company’s other agreements with landowners, is substantially the same as the first lease agreement from March 2014. These lease agreements are designed to work with larger landowners who are not actively farming. Based on the terms of the agreements, Earth Gen provides all required items to farm the land and pays for use of the land on a revenue sharing basis with no requirement to make lease payments until there is a harvest. Earth Gen provides all evaluation costs, preparation costs, planting, maintenance, harvest and labor costs and upon harvest, Earth Gen is obligated to pay $50.00 per metric ton of dried weight of castor seeds harvested from the farmers land.

We believe our current and future facilities are adequate for our current and near-term needs. Additional space may be required as we expand our activities. We do not currently foresee any significant difficulties in obtaining any required additional facilities.

We have entered into three lease agreements in XingKhuang Province Laos with local landowners for an aggregate of 273 hectares of farming land. We currently do not have any lease agreements in Vietnam. The individual Laotian lease agreement terms are as follows:

Leasee	Region	Leased Area Size	Initial Lease Term	Expiration

Bounthong Dalavong	Phonengan Neua Village	30 hectare	12 years	March 18, 2026

Chong Cher Vang	Phonemixay Village	60 hectare	12 years	March 18, 2026

Nongpa Chang	Ban Nyuan Village	183 hectare	12 years	February 14, 2026

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any proceedings. In the ordinary course of business, we may become a party to lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANTS COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

Common Stock Information

Our common stock has never been quoted or qualified for trading.

The transfer agent for our common stock is Corporate Stock Transfer located at 3200 Cherry Creek Drive South, #430, Denver CO 80209.

All references to numbers of shares are based on a post reverse split of one for twenty-five basis approved by shareholders on March 25, 2014, and filed with the Nevada Secretary of State on May 15, 2014 with an effective date of July 24, 2014.

As of May 8, 2015, there were 557 holders of record of our Common stock with 77,244,151 shares outstanding. No shares are held in street name.

Dividends

We have never declared or paid any cash dividends. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

A stock dividend of 3 shares of common stock for each one share owned by shareholders of record was declared and approved by the Board of Directors on October 15, 2013.

Recent Sales of Unregistered Securities

Private Placements of Common Stock 2014

•	From January 2, 2014 to January 17, 2014, Earth Gen issued to investors 396,000 shares of its common stock at a price of $0.125 per share for an aggregate amount of $49,500.

•	From January 22, 2014 to February 1, 2014, Earth Gen issued to investors 368,000 shares of its common stock at an offering price of $0.0625 per share for an aggregate amount of $23,000.

•	From February 3 to March 5, 2014, Earth Gen issued to investors 1,992,000 shares of its common stock at an offering price of $0.125 per share for an aggregate amount of $249,500.

•	From March 7, 2014 to March 9,2014, Earth Gen issued to investors 376,000 shares of its common stock at an offering price of $0.084 per share for an aggregate amount of $31,960.

•	From March 10, 2014 to March 16, 2014, Earth Gen issued to investors 1,692,800 shares of its common stock at an offering price of $0.125 per share for an aggregate amount of $211,600.

•	From March 17, 2014 to April 8, 2014, Earth Gen issued to investors 1,344,000 shares of its common stock to investors at an offering price of $0.084 per share for an aggregate amount of $112,651. In connection with the private offering Earth Gen also issued 202,000 warrants to purchase shares of Earth Gen Common stock at a price of $0.50 per share exercisable between July 15, 2014 and September 2016.

•	From April 10, 2014 to April 29, 2014, Earth Gen issued to investors 393,600 shares of its common stock at an offering price of $0.125 for an aggregate amount of $49,200.

•	From May 1, 2014 to May 15, 2014, Earth Gen issued to investors 249,200 shares of its common stock at an offering price of $0.083 per share for an aggregate amount of $20,605.

•	From May 15, 2014 to June 30, 2014, Earth Gen issued to investors 676,000 shares of its common stock at an offering price of $0.125 per share for an aggregate amount of $84,500.

•	From August 1, 2014 to September 15, 2014, Earth Gen issued to investors 1,430,000 shares of its common stock at an offering price of $0.07 per share for an aggregate amount of $100,100.

•	From September 16 to September 30, 2014, Earth Gen issued to investors 246,702 shares of its common stock issued at the offering price of $0.15 per share for an aggregate amount of $36,266.

•	On October 10, 2014 Earth Gen issued 1,000,000 shares based on exercise of 1,000,000 warrants at $0.03125 for $31,250.

•	From October 1 to December 17, 2015 Earth Gen issued to investors 104,800 shares of the Company’s common stock that was paid for, whoever the number of shares issued was in error. These shares were to correct the number of shares issued to these investors in prior periods.

•	From October 1, 2014 to November 14, 2014, Earth Gen issued to investors 100,001 shares of the Company’s common stock at the offering price of $0.15 per share for an aggregate amount of $15,000.

•	From November 15, 2014 to December 12, 2014 Earth Gen issued to investors 83,334 shares of the Company’s common stock at the offering price of $0.12 per share for an aggregate amount of $10,000.

•	From December 13, 2014 to December 30, 2014 Earth Gen issued to investors 83,334 shares of the Company’s common stock at the offering price of $0.15 per share for an aggregate amount of $12,500.

•	On December 31, 2014 Earth Gen issued to investors 20,000 shares of the Company’s common stock at the offering price of $0.125 per share for an aggregate amount of $2,500.

To preserve cash working capital the company has issued stock to consultants that are working in Laos and in the U.S. that are supporting company operations. These people and companies are directly involved in the company’s farming operations. People who have received stock-based compensation have organized farmers, found farming land, introduced vendors for farm supplies and purchasers of the company’s crops. In addition shares were issued for consulting work in regard to the company’s web sites and other administrative work. For the year ending December 31, 2014 stock-based compensation was valued at $414,790 for the 3,299,267 shares that were issued for services.

A rescission agreement dated October 28, 2013 (the “Rescission Agreement”) was entered into among EarthBlock, Earth Gen and the holders of the Exchange Shares and the Additional Shares all of whom received a disclosure document (together with the Rescission Agreement, the “Rescission Documents”) as to the reasons for the rescission and who had represented that they were accredited investors. The Rescission Agreement set forth the terms and provisions pursuant to which the parties agreed to take all steps necessary to unwind the Exchange including the surrender of the Exchange Shares for cancellation and Earth Gen to issue to each former Earth Gen shareholder their respective original equity interests in Earth Gen, except that the Additional Shares will remain outstanding and ratably dilute the Exchange Shareholders’ original equity ownership in Earth Gen.

The Rescission Agreement offer was terminated on October 10, 2014. Pursuant to the terms of the Rescission Agreement, Earth Gen issued a total of 50,645,600 Earth Gen common stock shares (the “Exchange Shares”) to participating Exchange Shareholders commensurate with their respective original equity interests in Earth Gen. Earth Gen also issued a total of 7,030,400 Additional Shares to post-Exchange shareholders who invested directly in Earth Gen after the closing of the Exchange. One Shareholder owning 7,560,000 Exchange Shares did not become a party to the Rescission Agreement and will retain his EarthBlock shares with no equity interest in Earth Gen. Additionally, 5,458,800 Exchange Shares could not participate in the Rescission offer because the shares were canceled, sold or exchanged in lieu of the rescission. No additional Earth Gen common stock shares will be issued as a result of the rescission of the Exchange.

The securities described above were issued to investors in reliance upon the exemption from registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Regulation D promulgated thereunder relating to transactions by an issuer not involving any public offering. No commissions were paid and no agreements to register shares were offered in the private placements. All Purchasers of shares described above represented to us in connection with their purchase that they were accredited investors and were acquiring the shares for their own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

All information on Company securities are based on post March 26, 2014 approved reverse split of one share for every twenty five shares and amended Articles of Incorporation filed with the Nevada Secretary of State on May 16, 2014. Our authorized capital stock consists of 700,000,000 shares of capital stock of which 690,000,000 shares are common stock, $0.0001 par value per share, and 10,000,000 shares are “blank check” preferred stock, par value $0.0001 per share. We are registering our common stock under this Form 10 pursuant to Section 12(g) of the Exchange Act.

As of March 31, 2015 there were 75,794,151 shares of our common stock issued and outstanding. Subject to preferences that may be applicable to any preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of legally available assets at such times and in such amounts as our Board of Directors may from time to time determine. There are no Preferred shares issued at the time of this filing. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not authorized.

Our common stock is not subject to conversion or redemption and holders of common stock are not entitled to preemptive rights. Upon the liquidation, dissolution or winding up of the Company, the remaining assets legally available for distribution to stockholders, after payment of claims of creditors and payment of liquidation preferences, if any, on outstanding preferred stock, are distributable ratably among the holders of common stock and any participating preferred stock outstanding at that time. Each outstanding share of common stock is fully paid and non-assessable. Our Board of Directors has the authority to issue authorized but unissued shares of common stock without any action by our stockholders.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussions of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10K. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item1A of this Registration Statement under the caption “Risk Factors.”

Except as otherwise noted, all share and per share amounts set forth in this Registration Statement have been adjusted to reflect the 1-for-25 reverse stock split of our common stock that was effected on July 24, 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events that we believe to be reasonable. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed under the caption “Risk Factors” in this report. We undertake no duty to update any of these forward-looking statements after the date of filing of this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

Background

We were incorporated in the state of Nevada on August 28, 2012.

Reverse Merger

On September 25, 2012, EarthBlock and the shareholders of Earth Gen entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which EarthBlock agreed to issue to the shareholders of Earth Gen a total of 63,666,400 shares of common stock of EarthBlock in exchange for all of Earth Gen’s outstanding capital stock (the “Exchange”). EarthBlock shares were exchanged on the basis of four shares of EarthBlock common stock for each one share of Earth Gen common stock. The Exchange was completed on October 22, 2012 with EarthBlock becoming the owner of 100% of the then issued and outstanding common shares of Earth Gen. At the completion of the Exchange, Earth Gen retained its separate corporate status and operated as a wholly owned subsidiary of EarthBlock.

Rescission of Reverse Merger

On November 14, 2012, the SEC sent a notice to the prior management of EarthBlock notifying them that a hearing was scheduled to revoke EarthBlock’s status as a registered company and to suspend trading in EarthBlock’s stock because of EarthBlock’s failure to file periodic reports. EarthBlock’s new management did not receive this notice until November 26, 2012 and asked for a change in the scheduled hearing so as to request an extension of time to bring all of EarthBlock’s filings current. However, it became apparent to new management that, given the state of EarthBlock’s records, it was unlikely that EarthBlock would be in a position to comply with any extension. Accordingly, EarthBlock consented to a deregistration order, the registration of its common stock was revoked and trading in EarthBlock’s common stock was halted.

Additionally, the management and shareholders of Earth Gen had not been made aware of the full extent of a material liability of EarthBlock that resulted from the operations of EarthBlock’s non-operational subsidiary EarthBlock Texas Homes, Inc. Accordingly, EarthBlock’s previously disclosed financial condition was inaccurate and not in conformity with generally accepted accounting principles.

Due to these issues and after discussions and consultation with the advisors for both Earth Gen and EarthBlock, on September 25, 2013, the Board of Directors of EarthBlock and of Earth Gen voted to rescind the acquisition of Earth Gen by EarthBlock and authorized the officers of the Corporation to take the steps required to complete the rescission of the Exchange.

On August 30, 2013 Earth Gen amended its Articles of incorporation to increase its authorized shares from 400,000,000 shares of which 390,000,000 shares were common stock and 10,000,000 shares were preferred stock. The authorized number of shares of stock was increased to 3,000,000,000 shares of which 2,990,000,000 shares are common stock and 10,000,000 shares are preferred stock. The Board of Directors is authorized to determine the rights, preferences, privileges and restrictions by resolution and fix the number of shares constituting any series.

There were two distinctive groups of shareholders affected by the rescission of the Exchange: (i) the pre-Exchange shareholders whose original Earth Gen common stock shares were exchanged for EarthBlock common stock shares constituting a total of 63,666,400 shares of common stock of EarthBlock (the “Exchange Shares”); and (ii) the post-Exchange shareholders who invested directly in Earth Gen after the closing of the Exchange for a total of 7,030,400 post stock split Earth Gen common stock shares (the “Additional Shares”)

A rescission agreement dated October 28, 2013 (the “Rescission Agreement”) was entered into among EarthBlock, Earth Gen and the holders of the Exchange Shares and the Additional Shares all of whom received a disclosure document as to the reasons for the rescission and who had represented that they were accredited investors. The Rescission Agreement set forth the terms and provisions pursuant to which the parties agreed to take all steps necessary to unwind the Exchange including the surrender of the Exchange Shares for cancellation and Earth Gen to issue to each Exchange Shareholder his respective original equity interests in Earth Gen, except that the Additional Shares will remain outstanding and ratably dilute the Exchange Shareholders’ original equity ownership in Earth Gen.

The Rescission Agreement offer terminated on October 10, 2014. Pursuant to the terms of the Rescission Agreement, Earth Gen issued a total of 50,645,600 Earth Gen common stock shares to participating holders of Exchange Shares commensurate with the holders’ respective original equity interests in Earth Gen. Earth Gen also issued a total of 7,030,400 Additional Shares to post-Exchange shareholders who invested directly in Earth Gen after the closing of the Exchange. One Shareholder owning 7,560,000 Exchange Shares did not become a party to the Rescission Agreement and will retain his EarthBlock common stock shares with no equity interest in Earth Gen. Additionally, 5,458,800 Exchange Shares could not participate in the Rescission offer because the shares were canceled, sold or exchanged in lieu of the rescission. No additional Earth Gen common stock shares will be issued as a result of the rescission of the Exchange.

Recapitalization of Common Stock by a Reverse Split and Reduction of Authorized Shares of Stock

A stock dividend of three shares of common stock for each one share owned by shareholders of record on October 14, 2013 was declared and approved by the Board of Directors on October 15, 2013. Our shareholders approved a recapitalization of the capital stock in the form of reverse stock split of the issued and outstanding shares of common stock in a ratio of 1-for-25 on March 25, 2014. The Shareholders also approved an amendment to the Articles of Incorporation on March 25, 2014 and filed the Amended Articles on May 16, 2014 with the Nevada Secretary of State to reduce the number of authorized shares of stock to 700,000,000 from 3,000,000,000. Of the 700,000,000 authorized shares, there are 10,000,000 shares of Preferred Stock and 690,000,000 shares of Common Stock. The reverse split and decrease in authorized shares were effective on May 16, 2014. All references to share amounts referred to herein are based on post reverse split shares and giving effect to the stock dividend.

Results of Operations

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP"). The discussion of the results of our operations compares the year ended December 31, 2014 with the year ended December 31, 2013, and is not necessarily indicative of the results, which may be expected for any subsequent periods. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risks and difficulties.

Comparison of Fiscal Years Ended December 31, 2013 and Year Ended December 31, 2014

To date, we have incurred significant losses from operations, and at December 31, 2014, had an accumulated deficit of $2,059,480. At December 31, 2014, we had $2,092 of cash and cash equivalents. Since inception we raised an aggregate of approximately $2,384,388 in financing to fund our operations. Until such time when we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt or equity offerings. There is no assurance that we will be able to raise additional capital when necessary. The financial data for the year ended December 31, 2013 reflects the first full year of operations and does not provide the best comparison for the twelve months of operations for the year ended December 31, 2014 as planting operations were only in test mode in 2013 and entered larger scale operations in 2014.

	12 Months of Operations Ended December 31, 2013 ($)	12 Months of Operations Ended December 31, 2014 ($)
Revenue	-	-
Operating Expenses
Consulting Fees	175,582	410,970
Legal and professional fees	57,548	154,252
Stock-based compensation	257,347	414,790
Impairment	71,037	64,320
Other general and administrative	85,761	226,940
Loss from operations	(647,275)	(1,271,272)
Net loss before income taxes	(647,275)	(1,283,338)
Income tax provision	—	—
NET LOSS	(647,275)	(1,283,338)

General and Administrative (“G&A”)

In year 2014, G&A expense increased by $623,997 versus the same period in 2013. The increase was due to a general increase in corporate activity associated with planting and cultivation operations in Laos and the added requirement for support staff in the U.S. In Laos, staff and consultants were hired to supervise and implement farming operations, train farm labor, and evaluate farming properties to prepare for the continued expanded planting. As a result, in year 2014, consulting fees increased by $235,388. Legal and professional expenses increased by $96,704 compared to the same period last year mainly in connection with the preparation of the registration statement on Form 10. The higher stock based compensation as payments for services also contributed to the increase in G&A expenses. In the third quarter of 2014, adjustment of outside service to growing crop costs of $44,456 partly offset the increase in G&A.

Operations in general were subject to the same conditions in both the year end 2013 and in 2014 even though operations were limited to testing and development in 2013 versus more planting in year-end December 31, 2014.

In 2013, Earth Gen was starting operations in Laos and Vietnam to support test planting, complying with local government and Laos and Vietnam regulation on agriculture. This included test planting to determine the safety of growing plants and other import requirements. In addition visits with local mayors who control land and workers in various villages and areas of the country. In 2013, Earth Gen began test planting and were preparing for planting operations to be started in 2014. Based on the experience of limited planting operations in 2013 management prepared budgets and operating procedures that would provide operating plans and planting protocols for expanding planting operations in 2014. Preparations included negotiating with local landowners and securing farming rights for farmland to cover 600 to 800 acres to be cultivated for castor beans. The full extent of planting operations are subject to the availability of capital and development of staff and infrastructure in the planting areas.

Liquidity and Capital Resources

Working Capital

Our working capital as of December 31, 2013 and 2014 is summarized as follows:

	As of December 31, 2013 ($)	As of December 31, 2014 ($)
Current assets	211,136	553,052
Current liabilities	66,616	184,342
WORKING CAPITAL	144,520	368,710

The following table shows cash flows for the periods presented:

	Year Ended December 31, 2013 ($)	Year Ended December 31, 2014 ($)
Net cash (used in) operating activities	(316,764)	(1,263,497)
Net cash (used in) investing activities	(6,170)	(16,219)
Net cash provided by financing activities	471,800	1,127,630
NET INCREASE IN CASH	148,866	(152,086)

Operating Activities

For the year ended December 31, 2014, net cash used in operating activities was $1,263,497. This was primarily due to a net loss of $1,283,338, adjusted by non-cash related expenses including depreciation of $1933, amortization of BCF debt discount, impairment on growing crop of $64,320 and stock-based compensation of $414,790, then decreased by unfavorable changes in working capital of $472,563. The unfavorable changes in working capital mainly resulted from an increase in inventory of $551,314 in capitalized costs of growing crops and an increase in prepaid expenses and other receivable of $1,514, offset by an increase in accounts payable and accrued expense of $65,059.

For the year ended December 31, 2013, net cash used in operating activities was $316,764. This was primarily due to net loss of $647,275, adjusted by non-cash related expenses including depreciation of $779, impairment of $71,037 and stock-based compensation of $257,347, and then increased by slightly favorable changes in working capital of $1,349.

Investing activities:

For the year ended December 31, 2014, net cash used in investing activities included equipment acquisition of $15,119 and a non-interest bearing 24-month loan of $1,100 to a non-profit institute, which, in turn, makes micro loans to farmers.

Net cash used in investing activities was due to the acquisition of equipment of $6,170 for the year ended December 31, 2013.

Financing activities

For the year ended December 31, 2014, net cash provided by financing activities mainly resulted from common stock issued in private placements of $1,039,630, which includes $31,250 form the exercise of 1,000,000 warrants. In addition $83,000 and $5,000 in capital were obtained from the issuance of convertible notes and promissory notes.

For the year ended December 31, 2013, net cash provided by financing mainly resulted from shares issued in private placements of $466,800.

Income Taxes

We have historically incurred operating losses and maintain a full valuation allowance against our net deferred tax assets. Our management has evaluated the factors bearing upon the realizability of our deferred tax assets, which are comprised principally of net operating loss carryforwards and concluded that, due to the uncertainty of realizing any tax benefits as of December 31, 2014, a valuation allowance was necessary to fully offset our deferred tax assets

Equity Financings Since August 28, 2012

Since inception, Earth Gen’s funding has been provided by the sale of its common stock for cash. During the year ended December 31, 2014, the Company had proceeds from common stock issuances of $1,039,630. The Company had total paid in capital of $2,440,387 from inception to December 31, 2014.

Cash Requirements

Our primary objectives for the year 2014 period were to develop and pursue the commercialization of our planned farming operations. We continuously search for industry experts to expand our management team and better position our company. In addition, we expect to raise sufficient capital to fund our operations and to develop additional farmland for cultivation of castor beans and provide support in the form of equipment and personnel to expand operations and provide required working capital.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Expense	Amount
Castor bean agricultural operation	$600,000
Employee compensation	400,000
General and administration	250,000
Professional services fees	150,000
Total	$1,400,000

Historically our funding has been a mixture of private offerings and debt. As of December, 2014, we had cash and cash equivalents of approximately $2,092 and total current assets of $553,052. Of this $553,052 in current assets, we have no specific time at which the Company will receive cash for these current assets.

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

Based on projected availability of cash, the Company believes that it has or will have sufficient funds and working capital to cover operating expenses through at least March, 2015. The Company is expecting to start deliveries of crops in late January and February 2015. The terms for those sales are cash on delivery. Crop deliveries are expected to add to working capital based on the amount of castor beans being harvested and accepted for payment. However, it is difficult to estimate the size of the harvest and the exact delivery dates so capital requirements beyond March 31, 2015 are difficult to predict.

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

Derivative Liabilities

Warrants

The Company issued warrants for 6,400,000 to purchase shares of Earth Gen Common Stock on August 1, 2013 and 1,600,000 warrants to purchase shares on September 12, 2013. Each of these warrants entitled the holder to purchase a share of Earth Gen Common Stock at $0.03 per share starting on January 1, 2014 and ending on December 15, 2016. These warrants have standard anti-dilution language to allow for recapitalizations and distributions.

The Company issued warrants to purchase 202,000 shares of Earth Gen Common Stock on March 20, 2014 with an exercise price of $0.50 per share starting on July 15, 2014 and ending on September 30, 2016. These warrants have standard anti-dilution language to allow for recapitalizations and distributions.

One million warrants were exercised in September 2014 for a cash payment of $31,250, reducing the number of warrants outstanding by 1,000,000.

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

ITEM 7.A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide the information required by this item.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto and related report of our independent registered public accounting firm are attached to this Report beginning on Page F-1.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2014:

(1)            Lack of an independent audit committee or audit committee financial expert. Although our board of directors serves as the audit committee it has no independent directors These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

(2)           We do not have sufficient experience from our accounting personnel with the requisite U.S. GAAP public company reporting experience that is necessary for adequate controls and procedures.

(3)           Need for greater integration, oversight, communication and financial reporting of the books and records of our satellite offices.

Our management determined that these deficiencies constituted material weaknesses.

Due to our small size, we were not able to immediately take any action to remediate these material weaknesses. In the second quarter of 2014, we have invested in a sophisticated cloud based inventory management and general ledger software that should improve our internal controls. The implementation is scheduled for the third quarter of 2014. We plan to address the control deficiencies in the near future. Notwithstanding the assessment that our Internal Controls over Financial Reporting was not effective and that there were material weaknesses identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 10.	DIRECTORS, OFFICERS AMD CORPORATE GOVERNANCE

Set forth below is certain information regarding our directors and executive officers as of December 31, 2014:

Name	Position	Age	Director/Officer Since
George Shen	President, Chairman, Officer and Director	58	August 28,2012

Business Experience

The following is a brief account of the education and business experience of our sole director and executive officer during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which he was employed.

George Shen, Chairman, President, Chief Executive Officer

Mr. Shen is the Chairman, President, Chief Executive Officer and acting Chief Financial Officer of Earth Gen and brings extensive international business experience to his executive and director positions. Mr. Shen has held senior management positions for companies operating in China, Hong Kong, Taiwan, Columbia, Nicaragua, and Peru. Mr. Shen has worked for, and or represented Bank of America, Dean Witter Reynolds (now Morgan Stanley), Clarion Communication (now part of Qwest) in Asia as the President of Asian Operations, and Realforce Energy Group, as well as served as a senior advisor for business development for Davis Petroleum in China and in Latin America. Mr. Shen is also a former member of the US Department of Commerce Advisory Committee on Environment and Energy. and served on the Board of Director of Justiceville. Mr. Shen served in the US Marine Corps from 1979 to 1983 and volunteered to go back to the California National Guard post the events of 9/11. Mr. Shen received a JD degree from Northwestern California School of Law and received his BS degree in Business Economics from Chapman University. He later earned an MBA degree from Central China Normal University with a special thesis on Chinese Banking Reform.

Term of Office

Our directors are elected at each annual meeting of stockholders and serve until the next annual meeting of stockholders or until their successor has been duly elected and qualified, or until their earlier death, resignation or removal.

Anti-Takeover Effects of Certain Provisions of Nevada State Law

We may in the future become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of who are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation.

The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, the control share law does not govern their shares.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights, is entitled to demand fair value for such stockholder’s shares.

Nevada’s control share law may have the effect of discouraging takeovers of the corporation. In addition to the control share law, Nevada has a business combination law, which prohibits certain business combinations between Nevada corporations, and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is to discourage parties interested in taking control of the company from doing so if it cannot obtain the approval of our board of directors.

The Company’s Articles of Incorporation, as amended, provides that, to the fullest extent that limitations on the liability of directors and officers are permitted by the Nevada Revised Statutes, no director or officer of the Company shall have any liability to the Company or its stockholders for monetary damages. The Nevada Revised Statutes provide that a corporation’s charter may include a provision which restricts or limits the liability of its directors or officers to the corporation or its stockholders for money damages except: (1) to the extent that it is provided that the person actually received an improper benefit or profit in money, property or services, for the amount of the benefit or profit in money, property or services actually received, or (2) to the extent that a judgment or other final adjudication adverse to the person is entered in a proceeding based on a finding in the proceeding that the person’s action, or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding.

The Company’s Bylaws, as amended, include an indemnification provision under which the Company shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the Company, by reason of the fact that he is or was a director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another Company, partnership, joint venture, trust or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

The Company’s Bylaws further provide that the Company shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Company to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another Company, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys’ fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company. Additionally, the Company’s Bylaws provide that expenses incurred by an officer or director in defending a civil or criminal action, suit or proceeding shall be paid by the Company in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such director or officer to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the Company as authorized under the Bylaws.

The Nevada Revised Statutes also permits a corporation, and our Articles of Incorporation and Bylaws therefore permit the Company to purchase and maintain liability insurance or make other financial arrangements on behalf of any person who is or was a director, officer, employee or our agent, or is or was serving at the request of the corporation as a director, officer, employee or agent, of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against them and incurred by them in any such capacity, or arising out of their status as such, whether or not we would have the power to indemnify them against such liability under our Bylaws.

However, nothing in our charter or Bylaws protects or indemnifies a director, officer, employee or agent against any liability to which he would otherwise be subject because of willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of his office. To the extent that a director has been successful in defense of any proceeding, the Nevada Revised Statutes provide that he shall be indemnified against reasonable expenses incurred in connection therewith.

INSOFAR AS INDEMNIFICATION FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, MAY BE PERMITTED TO DIRECTORS, OFFICERS OR PERSONS CONTROLLING THE COMPANY PURSUANT TO THE FOREGOING PROVISIONS, IT IS THE OPINION OF THE SECURITIES AND EXCHANGE COMMISSION THAT SUCH INDEMNIFICATION IS AGAINST PUBLIC POLICY AS EXPRESSED IN THE ACT AND IS THEREFORE UNENFORCEABLE.

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of Fiscal 2014 and Fiscal 2013 for our named executive officer.

Summary Compensation Table

Name	For the Periods	Salary ($)	Stock Awards	All Other Compensation ($)	Total ($)
George Shen(1)	12 months ended December 31, 2014	$60,000	-NONE-	-NONE-	$60,000

George Shen(1)	12 months ended December 31, 2013	$60,000	-NONE-	-NONE-	$60,000

(1)           Mr. Shen was appointed our President, Chief Executive Officer and acting Chief Financial Officer on August 28, 2012.

Employment Agreements

Earth Gen has not entered into any employment agreements at this time. It is anticipated that in future that if Company operations reach a sustainable level and that the Company’s working capital has reach proper levels that the Board of Directors will consider providing certain key employees with employment and bonus agreements.

Compensation of Directors

Mr. Shen, the sole director of the Company, received no compensation for his services as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock by George Shen, the only officer and director and other beneficial owners who own more than 5% of our common stock as of March 31, 2015. Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Earth Gen-Biofuel Inc. at 7870 Castleton Street, # 205, City of Industry, California 91748. All amounts are based on post reverse split shares as filed with the Nevada Secretary of State on May 16, 2014 and was effective as July 24, 2014.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned(1)
Directors and Named Executive Officers:
George Shen	20,000,000	26.40%

Current Directors and Executive Officers as a Group (1) person	20,000,000	26.4%

Sean Kai Dan	9,280,000	12.4%
Elias Chavando(2)	5,623,000	7.4%

All 10% shareholders	34,912,000	46.0%

(1)          Based on 75,794,151shares of our common stock issued and outstanding as of March 31, 2015.

(2)          Elias Chavando has voting control of Conexus Telecom Inc. which owns 3,072,000 shares. Mr. Chavando owns 2,560,000 shares in his own name for total voting control 5,632,000 shares.

Except as otherwise indicated, we believe that the beneficial owner of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Company subleases space for its U.S. office at 17870 Castleton Street, # 205 City of Industry, CA. 91748 from its CEO and shareholder, George Shen under a month to month lease agreement. Prior to June 30, 2013, the Company was provided office space at no charge by George Shen. Starting July 1, 2013, the Company has been paying office rent at $3,360 directly to the independent third-party lessor under a month-to-month lease agreement between Mr. Shen and the lessor.

Director Independence

We are not currently listed on any national securities exchange that has a requirement that the majority of our Board of Directors be independent. George Shen is currently our only director and he is also the largest shareholder and would not be considered independent because he is also our President, Chief Executive Officer and acting Chief Financial Officer.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. The Code of Business Conduct and Ethics is available for review in print, without charge, to any stockholder who requests a copy by writing to us at Earth Gen-Biofuel Inc., 7870 Castleton Street, # 205, City of Industry, California 91748, Attention: Investor Relations. Each of our directors, employees and officers are required to comply with the Code of Business Conduct and Ethics. There have not been any amendments or waivers from the Code of Business Conduct and Ethics relating to any of our executive officers or directors in the past year.

We are not currently a party to any proceedings. In the ordinary course of business, we may become a party to lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as Amended:

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company.

To the Company’s knowledge based solely on its review of the copies of the Section 16(a) reports furnished to the Company and written representations to the Company that no other reports were required, the Company believes that all individual filing requirements applicable to the Company’s directors and executive officers were complied with under Section 16(a) during 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of SadlerGibb & Associates LLP acts as our independent registered public accounting firm. The aggregate fees billed for the fiscal years ending December 31, 2014 and 2013 for professional services rendered by the firm for the audit of our annual financial statements and review of the financial statements in our financial statements on Form-10 and Form 10-Q were as follows:

	Year End	Year End
	December 31, 2014	December 31, 2013
Audit Fees	$19,000	$12,000
Audit Related Fees	$0	$0
Tax Preparation Fees	$0	$0
All Other Fees	$0	$0
Total	$19,000	$12,000

Our Board of Directors preapproved all services provided by the auditors and the Board of Directors reviewed all fees and all of the above services.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)           Financial Statements:

Reference is made to the Index to Financial Statements on Page F-1 where these documents are attached.

(2)           Schedules:

The schedules have been omitted.

(3)           A list of Exhibits required to be filed as part of this Report is set forth on the Index to Exhibits which is presented elsewhere in this document and is incorporated by references.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d)of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 18, 2015	EARTH GEN-BIOFUEL INC.

	By:	/s/ GEORGE SHEN
		Name:	George Shen
		Title:	President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, as amended, this Annual Report has been signed by the following persons on behalf of the Registrant in the capacity and on the dates indicated:

Signature	Title	Date

/s/ GEORGE SHEN	Chief Executive Officer,	May 18, 2015
George Shen	Chief Financial Officer,
Principal Accounting Officer and
Director

INDEX TO EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1	Agreement of Share Exchange and Plan of Reorganization dated September 25, 2012 by and between EarthBlock Technologies Inc. and Earth Gen-Biofuel Inc.*
3.1	Bylaws of Earth Gen-Biofuel Inc.*
3.2	Amended and Restated Articles of Incorporation of Earth Gen-Biofuel Inc.*
4.1	Form of Warrant 2013*
4.2	Form of Warrant 2014*
10.1	Form of Master Castor Bean Farming Agent Agreement*
10.2	Rescission Agreement by and among EarthBlock Technology, Inc., Earth Gen-Biofuel Inc. and certain shareholders of EarthBlock Technology, Inc. dated October 21, 2013*
10.3	Agreement of Exchange by and between EarthBlock Technology, Inc., Earth Gen-Biofuel Inc. dated September 25, 2012*
10.4	Output Purchase Contract between the Company and Zibo Broadbond International Trade Co Ltd dated January 25, 2014*
14.1	Code of Conduct*
21.1	Subsidiaries of Registrant*
31	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Previously filed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Earth Gen-Biofuel, Inc.

We have audited the accompanying consolidated balance sheets of Earth Gen-Biofuel, Inc. (the Company) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Earth Gen-Biofuel, Inc. as of December 31, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated deficit since inception through December 31, 2014 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

May 15, 2015

EARTH GEN-BIOFUEL INC

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS
Current Assets
Cash	$2,092	$154,178
Prepaid expenses and other receivables	4,808	3,294
Inventories	486,994	-
Loan receivable	1,100	-
Due from related party	58,058	56,958
Total Current Assets	553,052	214,430

Property and equipment, net	19,705	6,519

Total Assets	$572,757	$220,949

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$87,340	$22,281
Notes payable	3,000	-
Notes payable, related party	7,000	5,000
Convertible note	31,361	-
Due to officer	55,641	39,335
Total Current Liabilities	184,342	66,616

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, None issued and outstanding
Common stock, $.0001 par value, 690,000,000 shares authorized, 75,080,817 and 74,292,880 shares issued and outstanding at December 31, 2014 and December 31, 2013	7,508	7,429
Additional paid-in capital	2,440,387	923,046
Accumulated deficit	(2,059,480)	(776,142)
Total Stockholders' Equity	388,415	154,333

Total Liabilities and Stockholders' Equity	$572,757	$220,949

The accompanying notes are an integral part of these financial statements.

EARTH GEN-BIOFUEL INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013

Revenues	$-	$-

Operating expenses:
General and administrative	1,206,952	576,238
Impairment	64,320	71,037
Total operating expenses	1,271,272	647,275

Loss from operations	(1,271,272)	(647,275)

Other Income (Expense)
Interest income	125	-
Interest expense	(12,191)	-
Total other (Expense)	(12,066)	-

Loss before income taxes	(1,283,338)	(647,275)
Provision for income taxes	-	-

Net loss	$(1,283,338)	$(647,275)

Net loss per common share
Basic and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding
Basic and diluted	73,667,299	65,770,672

The accompanying notes are an integral part of these financial statements.

EARTH GEN-BIOFUEL INC

STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional	Stock		Total
	Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity

BALANCE, DECEMBER 31, 2012	$63,666,400.00	$6,366.00	$185,962.00	$14,000.00	$(128,867.00)	$77,461.00

Common stock issued for cash	3,800,800	380	355,720	(14,000)	-	342,100

Common stock and warrants issued for cash	4,000,000	400	124,300	-	-	124,700

Common stock issued for services	2,825,680	283	257,064	-	-	257,347

Net income (loss)	-	-	-	-	(647,275)	(647,275)

BALANCE, DECEMBER 31, 2013	74,292,880	$7,429	923,046	$-	$(776,142)	$154,333

Common stock issued for cash	10,555,070	1,056	1,038,574	-	-	1,039,630

Common stock issued for services	3,299,267	330	414,460	-	-	414,790

Common stock rescinded	(13,066,400)	(1,307)	1,307	-	-	-

Discount on convertible note	-	-	63,000	-	-	63,000

Net income (loss)	-	-	-	-	(1,283,338)	(1,283,338)

BALANCE, DECEMBER 31, 2014	75,080,817	$7,508	$2,440,387	$-	$(2,059,480)	$388,415

The accompanying notes are an integral part of these financial statements.

EARTH GEN-BIOFUEL INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
Operating Activities:
Net Income (loss)	$(1,283,338)	$(647,275)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	1,933	779
Amortization of BCF debt discount	11,361	-
Impairment	64,320	71,037
Stock-based compensation	414,790	257,347
Changes in operating assets and liabilities:
Inventory	(551,314)	(18,287)
Prepaid expenses and other receivables	(1,514)	(33,294)
Related party payables	15,206	39,649
Accounts payable and accrued expenses	65,059	13,281
Net cash used by operating activities	(1,263,497)	(316,764)

Investing Activities:
Loan advance	(1,100)	-
Purchases of property and equipment	(15,119)	(6,170)
Net cash used in investing activities	(16,219)	(6,170)

Financing Activities:
Proceeds from note payable	5,000	5,000
Proceeds from convertible note	83,000	-
Proceeds from stock issuances	1,039,630	342,100
Proceeds from stock and warrant issuances	-	124,700
Net cash provided in financing activities	1,127,630	471,800

Net increase (decrease) in cash	(152,086)	148,866
Cash, beginning of period	154,178	5,312

Cash, end of period	$2,092	$154,178

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Stock issued for stock subscriptions	$-	$14,000
Discount on convertible note	$63,000	$-

The accompanying notes are an integral part of these financial statements.

EARTH GEN-BIOFUEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of Operations and Basis of Presentation

Earth Gen-Biofuel Inc. (the “Company” or “Earth Gen”) was incorporated in the state of Nevada on August 28, 2012 to pursue the business of becoming an international agricultural company focused on growing plants that are the basis for providing renewable sources for manufacturing processes and energy.

On September 25, 2012, Earth Gen entered into an Agreement of Share Exchange and Plan of Reorganization (the “Exchange Agreement”) with EarthBlock Technologies, Inc. (“EarthBlock”), a Nevada publicly traded corporation, pursuant to which EarthBlock acquired 100% of the ownership of the Company in exchange for 1,591,660,000 shares of EarthBlock’s common stock (the “Exchange”) on the basis of four shares of EarthBlock for one share of Earth Gen outstanding as of October 14, 2012.

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

Upon consummation of the Rescission Agreement, holders of the Exchange Shares were reissued Earth Gen common stock shares commensurate with the holders’ original equity ownership interests in Earth Gen for a total of 1,591,660,000 shares. Majority of the holders of the Exchange Shares and the holders of the Additional Share became parties to the Rescission Agreement.

From inception, Earth Gen has not generated any revenues from its agricultural operations, as only test plantings were completed in 2012 and 2013 and the first commercial planting began in April of 2014. Earth Gen has organized farmers in Laos and Vietnam who are working with Earth Gen to plant farmland with seeds provided by Earth Gen and under the supervision of Earth Gen’s management team and local experts. The company also has entered into agreements with landowners for the use of their land to plant castor beans in exchange for a per ton fee after harvest.

EARTH GEN-BIOFUEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2—Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2014, the Company has an accumulated deficit since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3—Significant Accounting Policies

The accounting policies of the Company are in accordance with the accounting principles generally accepted in the United States of America and are presented in United States dollars (“USD”) using the accrual basis of accounting. Outlined below are those policies considered particularly significant.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

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

Fair Value Measurements

The carrying amounts reported in the accompanying financial statements for current assets and current liabilities approximate the fair value because of the immediate or short-term maturities of the financial instruments.

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

EARTH GEN-BIOFUEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 1 - Observable inputs such as quoted prices in active markets;

Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

As of December 31, 2014, the Company's cash are considered Level 1 instruments. The Company does not have any Level 2 or 3 instruments.

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

The Company has issued common stock purchase warrants and entered into convertible note; however, they are anti-dilutive given the net loss incurred for the periods presented. As a result, 6,555,952 potentially dilutive common stock equivalents (presented post-dividend and post-split) were excluded from the calculation of diluted loss per common share as of December 31, 2014. Therefore, dilutive and basic losses per common share are equal.

Comprehensive Income

The Company has no items that represent other comprehensive loss. Net loss and comprehensive loss are identical.

Cash and Cash Equivalents

All highly-liquid investments with a maturity of three (3) months or less are considered to be cash equivalents.

Inventory

Inventory consists of raw materials consisting of castor bean seeds. Inventories are recorded at the lower of cost or market, using the first-in, first-out method. Cost is determined at the actual cost for raw materials.

EARTH GEN-BIOFUEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Based on the above assessment, the Company recorded an inventory reserve of $64,320 and $71,037 as of December 31, 2014 and December 31, 2013, respectively.

Property and Equipment

Property and equipment are stated at cost. The Company’s fixed assets are depreciated using the straight-line method over the assets' estimated useful lives. Maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Category	Estimated Useful Lives
Computers and technology	2 – 3 years
Office equipment	3 – 5 years
Machinery	5 – 7 years

Impairment of Long-lived Assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. During the reporting periods, the Company has not identified any indicators that would require testing for impairment.

Revenue Recognition

Revenue from sales of the Company’s products is recognized upon customer acceptance, which occurs at the time of delivery to the customer, provided persuasive evidence of an arrangement exists, such as signed sales contract, the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to its customers with no significant post-delivery obligation on our part, the sales price is fixed or determinable and collection is reasonably assured. The Company does not provide its customers with contractual rights of return and post-delivery discount for any of its products. When there is any significant post-delivery performance obligations exists, revenue is recognized only after such obligations are fulfilled. The Company evaluates the terms of sales agreement with its customers in order to determine whether any significant post-delivery performance obligations exist.

EARTH GEN-BIOFUEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company follows ASC 740, Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

Stock-based Compensation

The Company will account for stock options issued to employees under ASC 718 “Compensation-Stock Compensation”. Under ASC 718, share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite vesting period.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505 “Equity”. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

EARTH GEN-BIOFUEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 4—Inventory

Inventory consists of:

	December 31,	December 31,
	2014	2013

Seeds	$-	$71,037
Capitalized costs of growing crops	551,314	-
Total inventory	$551,314	$71,037

Less: inventory reserve	(64,320)	(71,037)
Inventory, net	$486,994	$-

Note 5— Property and Equipment

Property and equipment consist of:

	December 31,	December 31,
	2014	2013

Machinery and equipment	$11,240	$3,670
Automobile	7,000	-
Office equipment	4,216	3,667
Total	22,456	7,337
Less: accumulated depreciation	(2,751)	(818)

Property and equipment, net	$19,705	$6,519

For the year ended December 31, 2014 and 2013, depreciation expenses were $1,933 and $779, respectively.

EARTH GEN-BIOFUEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6— Due from Related Parties

The Company and EarthBlock advance each other monies in the normal course of business. During the period ended December 31, 2014 and December 31, 2013, net funds provided to EarthBlock were $58,058 and $56,958, respectively. The advances do not have written note, do not accrued interest and are due on demand.

As of December 31, 2014 and December 31, 2013, the Company owed $55,642 and $39,335 to George Shen, CEO and shareholder of the Company for accrued service fees and monies advanced to and repaid by the Company in the normal course of business. The advances do not have written note, do not accrue interest and are due on demand.

Prior to June 30, 2013, the Company was provided office space at no charge by George Shen. Starting July 1, 2013, the Company has been paying office rent at $3,360 under a month-to-month lease agreement.

The Company obtained a promissory note of $2,000 from a company in which George Shen is also an officer. The promissory note bears interest at 2% per annum and due July 30, 2015.

The Company obtained a promissory note of $5,000 from one of its shareholder. The promissory note bears no interest and was due July 30, 2013. The shareholder has not demanded repayment.

Note 7— Notes Payable

The Company obtained short-term loans from three unrelated parties for working capital purposes.

Note payable consists of:

	December 30, 2014	December 31, 2013
Promissory notes due two unrelated parties, interest at 2% per annum, default interest at additional 5%, due July 30, 2015	$3,000	-
Total	$3,000	$-

For the promissory note due September 20, 2013, the creditor has not demanded payment.

Note 8— Convertible Note

On December 15, 2014, the Company issued into a $7,000 convertible note. The convertible note bears interest at 2% per annum, due July 30, 2015, convertible into common stock of the Company anytime after June 20, 2015 at a conversion price of $0.07 per share. If the outstanding balance of the convertible note is not paid when due, the default interest is 5% per annum above the rate that would otherwise be in effect with the default interest accruing, from and including such due date, on a cumulative, compounding basis.

On October 29, 2014, the Company issued into a $36,000 convertible note. The convertible note bears interest at 5% per annum, due December 15, 2015, convertible into common stock of the Company anytime after May 15, 2015 at a conversion price of $0.07 per share. If the outstanding balance of the convertible note is not paid when due, the default interest is 2% per annum above the rate that would otherwise be in effect with the default interest accruing, from and including such due date, on a cumulative, compounding basis.

On September 30, 2014, the Company issued into a $40,000 convertible note. The convertible note bears interest at 5% per annum, due September 15, 2015, convertible into common stock of the Company anytime after January 30, 2015 at a conversion price of $0.10 per share. If the outstanding balance of the convertible note is not paid when due, the default interest is 2% per annum above the rate that would otherwise be in effect with the default interest accruing, from and including such due date, on a cumulative, compounding basis.

EARTH GEN-BIOFUEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company calculated $63,000 for the intrinsic value of the beneficial conversion feature (“BCF”) of the convertible notes (based on the last sale price of $0.15 per share) and recorded the $63,000 BCF as a debt discount and as an addition to additional paid-in capital on effective date of the notes. The debt discount is being amortized to interest expense over the term of the note. For the year ended December 31, 2014, $11,361 of BCF debt discount was amortized to interest expense.

Note 9—Stockholders’ Equity

At December 31, 2014, the Company is authorized to issue 690,000,000 shares of $0.0001 par value common stock and 10,000,000 of $0.0001 par value preferred stock.

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

At December 31, 2014, 75,080,817 shares were issued and outstanding. As a result of above stock split and reverse split, at December 31, 2013, 74,292,880 shares were issued and outstanding after adjusted for the stock split and reverse split.

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

From February 3 to March 5, 2014, Earth Gen issued to investors 1,992,000 shares of its common stock at an offering price of $0.125 per share for an aggregate amount of $249,500. No commissions were paid. There was no agreement to register shares offered in this private placement.

From March 7, 2014 to March 9, 2014, Earth Gen issued to investors 376,000 shares of its common stock at an offering price of $0.084 per share for an aggregate amount of $31,960. No commissions were paid. There was no agreement to register shares offered in this private placement.

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

EARTH GEN-BIOFUEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

From May 15, 2014 to June 30, 2014, Earth Gen issued to investors 676,000 shares of its common stock at an offering price of $0.125 per share for an aggregate amount of $84,500. No commissions were paid. There was no agreement to register shares offered in this private placement.

From August 1, 2014 to September 15, 2014, Earth Gen issued to investors 1,430,000 shares of its common stock at an offering price of $0.07 per share for an aggregate amount of $100,100. No commissions were paid. There was no agreement to register shares offered in this private placement.

From September 16 to September 30, 2014, Earth Gen issued to investors 246,702 shares of its common stock issued at the offering price of $0.15 per share for an aggregate amount of $36,266.

On October 10, 2014 Earth Gen issued 1,000,000 shares based on exercise of 1,000,000 warrants at $0.03125 for $31,250.

From October 1 to December 17, 2015 Earth Gen issued to investors 104,800 shares of the Company’s common stock that was paid for, whoever the number of shares issued was in error. These shares were to correct the number of shares issued to these investors in prior periods.

From October 1, 2014 to November 14, 2014, Earth Gen issued to investors 100,001 shares of the Company’s common stock at the offering price of $0.15 per share for an aggregate amount of $15,000.

From November 15, 2014 to December 12, 2014 Earth Gen issued to investors 83,334 shares of the Company’s common stock at the offering price of $0.12 per share for an aggregate amount of $10,000.

From December 13, 2014 to December 30, 2014 Earth Gen issued to investors 83,334 shares of the Company’s common stock at the offering price of $0.15 per share for an aggregate amount of $12,500.

On December 31, 2014 Earth Gen issued to investors 20,000 shares of the Company’s common stock at the offering price of $0.125 per share for an aggregate amount of $2,500.

Restricted Stock Awards (“RSA”) Issued for Services

All reference to numbers of shares issued for warrants and per share price is based on a post-stock-dividend and post-reverse-split amount. During year ended December 31, 2014 and year ended December 31, 2013, the Company granted 3,299,267 and 2,825,680 RSAs to various consultants for their services provided to the Company.

As of December 31, 2014 and December 31, 2013, all RSAs are vested and there was no unrecognized compensation cost related to RSAs.

For the year ended December 31, 2014 and 2013, stock-based compensation expense was $414,790 and $257,347, respectively. The value of the shares issued was based on the fair value of the stock issued, which was based on the most recent sale of common stock for cash.

Warrants

In connection with the 2013 private placements, the Company issued warrants for 6,400,000 shares of Earth Gen Common Stock on August 1, 2013 and 1,600,000 warrants on September 12, 2013. Each of these warrants entitled the holder to purchase one (1) share of Earth Gen common stock at $0.03 per share starting on January 1, 2014 and ending on December 15, 2016. As of December 31, 2014, 1,000,000 warrants have been exercised in exchange for total cash proceeds of $31,250 or $0.03 per share.

EARTH GEN-BIOFUEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the status of the Company’s warrants outstanding as of December 31, 2014 is presented below:

Number of Shares

Outstanding at December 31, 2013	8,000,000

Warrants granted	202,000
Exercised, Forfeited, Expired	(1,000,000)
Outstanding at December 31, 2014	7,202,000
Exercisable at December 31, 2014	7,202,000

The following table summarizes information about warrants outstanding as of December 31, 2014:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.03	7,000,000	1.96	$0.03	7,000,000	$0.03
$0.50	202,000	1.75	$0.50	202,000	$0.50
	7,202,000	1.95	$0.04	7,202,000	$0.04

Note 9—Income Taxes

The Company is subject to taxation in the United States. As of December 31, 2014, the Company had Federal net tax operating loss carry forwards of approximately $1,995,160 available to offset future taxable income. The carry forwards expire in varying amounts through 2033.

Significant components of the Company’s deferred tax assets as of December 31, 2014 and 2013 are listed below:

EARTH GEN-BIOFUEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	December 31,
	2013	2012

Deferred tax assets:
Net operating loss carryforwards	$436,335	$220,074
Total deferred tax assets	436,335	220,074
Less: valuation allowance	(436,335)	(220,074)
Net deferred tax assets	$-	$-

A valuation allowance of $436,375 and $220,074 for the years ended December 31, 2014 and 2013, respectively, was recognized to offset the net deferred tax assets, as realization of such assets is uncertain.

A reconciliation of incomes taxes using the statutory income tax rate, compared to the effective rate, is as follows:

	Year Ended December 31,
	2013	2012	Since Inception

Federal tax benefit at the expected statutory rate	34%	34%	34%
Change in valuation allowance	-34%	-34%	-34%

Effective rate	-	-	-

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in general and administrative expenses in the consolidated statements of operations.

For the years ended December 31, 2014 and 2013, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

Note 10—Commitments and Contingencies

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

Note 11 — Subsequent Events

All reference to numbers of shares issued and per share price below is based on a post-stock-dividend and post-reverse-split amount.

January 2015 through March 2015 Private Placement of Common Stock

The company received $134,975 for the purchase of common stock during the period from January 1, 2015 5o March 31, 2015. There were 713,334 shares issued at a price of $0.15 per share for a total of $107,000. The balance of the funds received of $27,975 during the period ending were for the purchase of 253,167 shares at a price of $0.15 per share were stock purchased due and as the shares had not yet been approved for issue as of March 31, 2015

April 1, 2015 through May 8, 2015 Private Placement of Common Stock

The company received $100,100 for the purchase of common stock during the period from April 1, 2015 to May 8, 2015. There were 1,430,000 shares issued at a price of $0.07 per share.

The securities described above were issued to investors in reliance upon the exemption from registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Regulation D promulgated thereunder relating to transactions by an issuer not involving any public offering. No commissions were paid and no agreements to register shares were offered in the private placements. All Purchasers of shares described above represented to us in connection with their purchase that they were accredited investors and were acquiring the shares for their own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

