Form 10-Q
period 2015-03-31
Earth Gen-Biofuel, Inc.
filed 2015-05-20
CIK 1614924

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 19, 2015, the issuer had 77,241,151 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

EARTH GEN-BIOFUEL, INC.

For the quarter ended March 31, 2015

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS.

EARTH GEN-BIOFUEL INC
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)

ASSETS
Current Assets
Cash	$7,373	$2,092
Prepaid expenses and other receivables	1,514	1,514
Inventories, net	474,428	486,994
Loan receivable	1,100	1,100
Due from related party	58,058	58,058
Total Current Assets	542,473	549,758

Property and equipment, net	18,743	19,705

Security deposit	3,294	3,294

Total Assets	$564,510	$572,757

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$85,328	$87,340
Notes payable	-	3,000
Notes payable-related party	7,000	7,000
Convertible notes, net	47,737	31,361
Due to officer	60,476	55,641
Total Current Liabilities	200,541	184,342

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $.0001 par value, 690,000,000 shares authorized, 75,794,151 and 75,080,817 shares issued and outstanding at March 31, 2015 and December 31, 2014	7,579	7,508
Additional paid-in capital	2,545,815	2,440,387
Stock subscription payable	28,000	-
Accumulated deficit	(2,217,425)	(2,059,480)
Total Stockholders' Equity	363,969	388,415

Total Liabilities and Stockholders' Equity	$564,510	$572,757

The accompanying notes are an integral part of these financial statements.

EARTH GEN-BIOFUEL INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Revenues	$-	$-

Operating expenses:
General and administrative	110,016	324,022
Inventory reserve	30,566	-
Total operating expenses	140,582	324,022

Loss from operations	(140,582)	(324,022)

Other Income (Expense)
Interest expense	(17,363)	-
Total other (Expense)	(17,363)	-

Loss before income taxes	(157,945)	(324,022)
Provision for income taxes	-	-

Net loss	$(157,945)	$(324,022)

Net loss per common share
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
Basic and diluted	75,149,498	84,431,128

The accompanying notes are an integral part of these financial statements.

EARTH GEN-BIOFUEL INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Operating Activities:
Net loss	$(157,945)	$(324,022)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	962	314
Amortization of BCF debt discounts	16,376	-
Inventory reserve	30,566	-
Stock-based compensation	-	66,590
Changes in operating assets and liabilities:
Inventory	(18,000)	(17,340)
Prepaid expenses and other receivables	-	(3,965)
Related party payables	4,835	(25,274)
Accounts payable and accrued expenses	(2,013)	(13,280)
Net cash used by operating activities	(125,219)	(316,977)

Investing Activities:	-	-

Financing Activities:
Repayment to note payable	(3,000)	-
Proceeds from stock issuances	105,500	621,130
Proceeds from stock and warrant issuances	-	50,500
Cash received for stock subscriptions payable	28,000	-
Net cash provided by financing activities	130,500	671,630

Net increase in cash	5,281	354,653
Cash, beginning of period	2,092	154,178

Cash, end of period	$7,373	$508,831

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$-	$-
Income taxes	$-	$-

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

Note 2—Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2015, the Company has an accumulated deficit since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Unaudited Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

The balance sheets and certain comparative information as of December 31, 2014 are derived from the audited financial statements and related notes for the year ended December 31, 2014 (“2014 Annual Financial Statements”), included in the Company’s 2014 Annual Report on Form 10-K. These unaudited interim financial statements should be read in conjunction with the 2014 Annual Financial Statements.

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

The Company has issued common stock purchase warrants and entered into convertible note; however, they are anti-dilutive given the net loss incurred for the periods presented. As a result, 6,555,952 potentially dilutive common stock equivalents (presented post-dividend and post-split) were excluded from the calculation of diluted loss per common share as of March 31, 2015. Therefore, dilutive and basic losses per common share are equal.

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

Based on the above assessment, the Company recorded an inventory reserve of $30,566 and $64,320 as of March 31, 2015 and December 31, 2014, respectively.

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

Note 4—Inventory

Inventory consists of:

	March 31,	December 31,
	2015	2014

Seeds	$-	$-
Capitalized costs of growing crops	569,314	551,314
Total inventory	$569,314	$551,314

Less: inventory reserve	(94,886)	(64,320)
Inventory, net	$474,428	$486,994

Note 5— Property and Equipment

Property and equipment consist of:

	March 31,	December 31,
	2014	2014

Machinery and equipment	$11,240	$11,240
Automobile	7,000	7,000
Office equipment	4,216	4,216
Total	22,456	22,456
Less: accumulated depreciation	(3,713)	(2,751)

Property and equipment, net	$18,743	$19,705

For the three months ended March 31, 2015 and 2014, depreciation expenses were $962 and $314, respectively.

Note 6— Due from Related Parties

The Company and EarthBlock advance each other monies in the normal course of business. During the period ended December 31, 2014 and December 31, 2013, net funds provided to EarthBlock were $58,058 and $56,958, respectively. The advances do not have written note, do not accrued interest and are due on demand.

As of March 31, 2015 and December 31, 2014, the Company owed $60,476 and $55,641 to George Shen, CEO and shareholder of the Company for accrued service fees and monies advanced to and repaid by the Company in the normal course of business. The advances do not have written note, do not accrue interest and are due on demand.

Prior to September 30, 2013, the Company was provided office space at no charge by George Shen Starting July 1, 2013, the Company has been paying office rent at $3,360 under a month-to-month lease agreement.

The Company obtained a promissory note of $2,000 from a company in which George Shen is also an officer. The promissory note bears interest at 2% per annum and due July 30, 2015.

The Company obtained a promissory note of $5,000 from one of its shareholders. The promissory note bears no interest and was due July 30, 2013. The shareholder has not demanded repayment.

Note 7— Notes Payable

The Company obtained short-term loans from an unrelated party for working capital purposes.

Note payable consists of:

	March 31, 2014	December 31, 2014
Promissory notes due unrelated party, interest at 2% per annum, default interest at additional 5%, due July 30, 2015	$-	$3,000
Total	$-	$3,000

The note was paid off in February 2015.

Note 8— Convertible Note

On December 15, 2014, the Company issued a $7,000 convertible note. The convertible note bears interest at 2% per annum, due July 30, 2015, convertible into common stock of the Company anytime after June 20, 2015 at a conversion price of $0.07 per share. If the outstanding balance of the convertible note is not paid when due, the default interest is 5% per annum above the rate that would otherwise be in effect with the default interest accruing, from and including such due date, on a cumulative, compounding basis.

On October 29, 2014, the Company issued a $36,000 convertible note. The convertible note bears interest at 5% per annum, due December 15, 2015, convertible into common stock of the Company anytime after May 15, 2015 at a conversion price of $0.07 per share. If the outstanding balance of the convertible note is not paid when due, the default interest is 2% per annum above the rate that would otherwise be in effect with the default interest accruing, from and including such due date, on a cumulative, compounding basis.

On September 30, 2014, the Company issued a $40,000 convertible note. The convertible note bears interest at 5% per annum, due September 15, 2015, convertible into common stock of the Company anytime after January 30, 2015 at a conversion price of $0.10 per share. If the outstanding balance of the convertible note is not paid when due, the default interest is 2% per annum above the rate that would otherwise be in effect with the default interest accruing, from and including such due date, on a cumulative, compounding basis.

The Company calculated $63,000 for the intrinsic value of the beneficial conversion feature (“BCF”) of the convertible notes (based on the last sale price of $0.15 per share) and recorded the $63,000 BCF as a debt discount and as an addition to additional paid-in capital on effective date of the notes. The debt discount is being amortized to interest expense over the term of the note. For the three months ended March 31, 2015, $16,376 of BCF debt discount was amortized to interest expense.

Note 9—Stockholders’ Equity

At March 31, 2015, the Company is authorized to issue 690,000,000 shares of $0.0001 par value common stock and 10,000,000 of $0.0001 par value preferred stock.

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

As of March 31, 2015, 75,794,151 shares were issued and outstanding. As a result of above stock split and reverse split, at December 31, 2014, 75,080,817 shares were issued and outstanding after adjusted for the stock split and reverse split.

Private Placements of Common Stock

From January 1 to March 31, 2015, Earth Gen issued to investors 713,334 shares of its common stock at the offering price of $0.075 to $0.15 per share for an aggregate amount of $105,500. For the three-month period ended March 31, 2015, the Company received $28,000 for subscriptions payable to issue 253,167 shares of common stock. No commissions were paid. There was no agreement to register shares offered in this private placement.

Restricted Stock Awards (“RSA”) Issued for Services

All reference to numbers of shares issued for warrants and per share price is based on a post-stock-dividend and post-reverse-split amount. During three months ended March 31, 2015 and year ended December 31, 2014, the Company granted 0 and 3,299,267 RSAs to various consultants for their services provided to the Company.

As of March 31, 2015 and December 31, 2014, all RSAs are vested and there was no unrecognized compensation cost related to RSAs.

For the three months ended March 31, 2015 and 2014, stock-based compensation expense was $0 and $66,590, respectively. The value of the shares issued was based on the fair value of the stock issued, which was based on the most recent sale of common stock for cash.

Warrants

In connection with the 2013 private placements, the Company issued warrants for 6,400,000 shares of Earth Gen Common Stock on August 1, 2013 and 1,600,000 warrants on September 12, 2013. Each of these warrants entitled the holder to purchase one (1) share of Earth Gen common stock at $0.03 per share starting on January 1, 2014 and ending on December 15, 2016. As of March 31, 2015, 1,000,000 warrants have been exercised in exchange for total cash proceeds of $31,250 or $0.03 per share.

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

A summary of the status of the Company’s warrants outstanding as of March 31, 2015 is presented below:

Number of Shares

Outstanding at December 31, 2014	7,202,000
Outstanding at March 31, 2015	7,202,000
Exercisable at March 31, 2015	7,202,000

The following table summarizes information about warrants outstanding as of March 31, 2015:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.03	7,000,000	1.71	$0.03	7,000,000	$0.03
$0.50	202,000	1.50	$0.50	202,000	$0.50
	7,202,000	1.71	$0.04	7,202,000	$0.04

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

Note 11 – Subsequent Events

April 1, 2015 through May 8, 2015 Private Placement of Common Stock

The company received $101,500 for the purchase of common stock during the period from April 1, 2015 to May 18, 2015. There were 1,450,000 shares issued at a price of $0.07 per share.

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

Note 12 – Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

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

Results of Operations

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP"). The discussion of the results of our operations compares three months ended March 31, 2015 with the three months ended March 31, 2014, and is not necessarily indicative of the results which may be expected for any subsequent periods. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risks and difficulties.

Comparison of Three Months Ended March 31, 2015 and 2014

To date, we have incurred significant losses from operations, and at March 31, 2015, had an accumulated deficit of $2,217,425. At March 31, 2015, we had $ 7,373 of cash and cash equivalents. Since inception we raised an aggregate of approximately $2,517,888 in equity financing to fund our operations. Until such time when we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt or equity offerings. There is no assurance that we will be able to raise additional capital when necessary or how much revenue will be obtained from our farming operations.

The financial data for the quarter ended March 31, 2015 when compared with the operations for the quarter ended March 31, 2014 reflect a different stage of the Company’s development. In the first quarter of 2014, the Company started to finalize infrastructure and relationships with national and local government officials and farmers in Laos to start large scale planting operations. There were limited operations consisting of test planting in Laos and Vietnam in the three months ended March 31, 2014. Also the Company was beginning to create the infrastructure and identify the staff and consultants needed for farming operations in Southeast Asia. In the three month period ended March 31, 2014, there were very limited planting operations in Laos. In the three months ending on March 31, 2015 operations consisted of farm maintenance operations as all planting was completed in 2014.

	Three Months Ended March 31, 2015 ($)	Three Months Ended March 31, 2014 ($)
Revenue	-	-
Operating Expenses
Consulting fees	71,900	135,256
Legal and professional	16,862	15,543
Outside services	-	30,992
Stock based compensation	-	66,590
Inventory reserve	30,566	-
Other general and administrative	21,254	95,621
Loss from operations	(140,582)	(324,002)
Interest expense	(17,363)	-
Net loss before income taxes	(157,945)	(324,002)
Income tax provision	—	—
Net loss	(157,945)	(324,002)

Operating Expenses

The $214,006 decrease in G&A expenses, for the three months ended March 31, 2015 versus the same periods in 2014, was due to a general decrease in corporate activity associated with limited planting and cultivation operations in Laos and the reduction of requirement for support staff in the U.S. In Laos, staff and consultants had to supervise and implement farming operations, train farm labor, and evaluate farming properties to prepare for expanded planting in 2014, most this work was completed in 2014, which resulted in a lower staffing requirement in the three months ending March 31, 2015. Therefore, consulting fees decreased by $63,356 for the three-month period ended March 31, 2015 versus the same period in 2014. The lack of stock based compensation in the first quarter of 2015 also contributed to the decrease in G&A. The outside services of $30,992 incurred in the first quarter of 2014 was adjusted to growing crop inventory in the third quarter of 2014 and has since been recorded as such, so in the first quarter of 2015, outside services was recorded in growing crop inventory instead of in G&A.

In the first quarter of 2015, the Company recorded an inventory reserve of $30,566 due to the low harvest. In the first quarter of 2014, the Company was still in planting preparation stage, thus no inventory reserve was assessed.

Operations in general were subject to a reduced requirement for startup expenses and the conditions in the three month period ending March 31, 2015 did not have as many of the early stages of developing farming operations in Southeast Asia.

Liquidity and Capital Resources

Our working capital for the periods presented is summarized as follows:

	As of March 31, 2015 ($)	As of December 31, 2014 ($)
Current assets	542,473	549,758
Current liabilities	200,541	184,342
Working capital	$341,932	$365,416

The following table shows cash flows for the periods presented:

	Three Months Ended March 31,
	2015	2014
Net cash (used in) operating activities	$(125,219)	$(316,977)
Net cash (used in) investing activities	-	-
Net cash provided by financing activities	130,500	671,630
Net increase in cash	$5,281	$354,653

Operating Activities

For the three months ended March 31, 2015, net cash used in operating activities was $125,219. This was primarily due to a net loss of $157,945, adjusted by non-cash related expenses including depreciation of $962, amortization of BCF debt discount of $16,376 and inventory reserve of $30,566, then decreased by unfavorable changes in working capital of $15,178. The unfavorable changes in working capital mainly resulted from an increase in inventory of $18,000 in capitalized costs of growing crops, offset by a decrease in accounts payable and accrued expense of $2,013.

For the three months ended March 31, 2014, net cash used in operating activities was $316,977. This was primarily due to net loss of $324,022, adjusted by non-cash related expenses including depreciation of $314 and stock-based compensation of $66,590, then decreased by unfavorable changes in working capital of $59,859. The unfavorable changes in working capital mainly resulted from an increase in inventory of $17,340 for seeds and supplies, an increase in prepaid expenses and other receivable of $3,965, a decrease in related party payable of $25,274 and a decrease in accounts payable and accrued expense of $13,280.

Financing activities

For the three months ended March 31, 2015, net cash provided by financing activities mainly resulted from common stock issued in private placements of $133,500, offset by $3,000 repayment for note payable..

For the three months ended March 31, 2014, net cash provided by financing activities resulted from stocks issued in private placements of $671,630.

Equity Financings Since August 28, 2012

Since inception, Earth Gen’s funding has been provided by the sale of its common stock for cash. In the quarter ended March 31, 2015, the Company raised $105,000 and cash received for subscriptions payable of $28,000. A total of $2,517,888 has been raised from inception to March 31, 2015.

Cash Requirements

Our primary objectives for the year 2015 period are to develop and pursue the commercialization of our planned farming operations. We continuously search for industry experts to expand our management team and better position our company. In addition, we expect to raise sufficient capital to fund our operations and to develop additional farmland for cultivation of castor beans and provide support in the form of equipment and personnel to expand operations and provide required working capital.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Expense	Amount
Castor bean agricultural operation	$400,000
Employee compensation	250,000
General and administration	225,000
Professional services fees	105,000
Total	$980,000

Historically our funding has been a mixture of private offerings and debt. As of March 31, 2015, we had cash and cash equivalents of approximately $7,373 and other current assets of $535,100. Of this current assets, we have no specific time at which the Company will receive cash for the other current assets.

The Company does not have a commitment for capital. The Company believes that its current cash and expected net cash from operations will provide insufficient capital to cover expenses and debt obligations for the next twelve-month period. The Company intends to use a combination of new equity investment, loans and cash flow from operations to meet its operational needs. At this time the Company has 238 hectares of castor bean farms in production with two to three harvests expected over the next twelve months period. We estimate an annual yield from our operational farmland of approximately $870,000 based on having two tons of castor beans harvested from each hectare per harvest and selling those beans at $610 per ton, a 25% discount to the world castor bean price for the February 2015 futures price quoted on the National Commodities and Derivatives Exchange of India (“NCDEX” Trading System).

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

PART II

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities

Private Placements of Common Stock 2015

•	From January 1 to March 31, 2015, Earth Gen issued to investors 713,334 shares of its common stock at the offering price of $0.075 to $0.15 per share for an aggregate amount of $105,500. For the three-month period ended March 31, 2015, the Company received $28,000 for subscriptions payable to issue 253,167 shares of common stock.

•	From April 1, 2015 to May 18, 2015, Earth Gen received $101,500 for issuing 1,450,000 shares at a price of $0.07 per share.

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

As of March 2015, there were 75,794,151 shares of our common stock issued and outstanding. Subject to preferences that may be applicable to any preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of legally available assets at such times and in such amounts as our Board of Directors may from time to time determine. There are no Preferred shares issued at the time of this filing. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not authorized.

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

EARTH GEN-BIOFUEL, INC.
May 20, 2015	By:	/s/ George Shen
George Shen
Chief Executive Officer and Interim Chief Financial Officer

