Form 10-Q
period 2015-06-30
Earth Gen-Biofuel, Inc.
filed 2015-08-14
CIK 1614924

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 13, 2015, the issuer had 78,613,718 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

EARTH GEN-BIOFUEL, INC.

For the quarter ended June 30, 2015

FORM 10-Q

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

EARTH GEN-BIOFUEL INC
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$2,950	$2,092
Prepaid expenses and other receivables	1,514	1,514
Inventories, net	445,962	486,994
Loan receivable	1,100	1,100
Due from related party	58,058	58,058
Due from officer	390	—
Total Current Assets	509,974	549,758

Property and equipment, net	17,780	19,705

Security deposit	3,294	3,294

Total Assets	$531,048	$572,757

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$101,265	$87,340
Notes payable	—	3,000
Notes payable-related party	9,000	7,000
Convertible notes, net	63,920	31,361
Due to officer	—	55,641
Total Current Liabilities	174,185	184,342

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized,
none issued and outstanding	—	—
Common stock, $0.0001 par value, 690,000,000 shares authorized,
78,613,718 and 75,080,817 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	7,861	7,508
Additional paid-in capital	2,753,881	2,440,387
Accumulated deficit	(2,404,879)	(2,059,480)
Total Stockholders' Equity	356,863	388,415

Total Liabilities and Stockholders' Equity	$531,048	$572,757

The accompanying notes are an integral part of these financial statements.

EARTH GEN-BIOFUEL INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$—	$—	$—	$—

Operating expenses:
General and administrative	141,823	339,907	251,839	663,929
Inventory reserve	28,466	—	59,032	—
Total operating expenses	170,289	339,907	310,871	663,929

Loss from operations	(170,289)	(339,907)	(310,871)	(663,929)

Other Expense
Interest expense	(17,165)	—	(34,528)	—
Total other Expense	(17,165)	—	(34,528)	—

Loss before income taxes	(187,454)	(339,907)	(345,399)	(663,929)
Provision for income taxes	—	—	—	—

Net loss	$(187,454)	$(339,907)	$(345,399)	$(663,929)

Net loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding
Basic and diluted	76,811,284	70,131,341	75,985,361	74,992,060

The accompanying notes are an integral part of these financial statements.

EARTH GEN-BIOFUEL INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
Operating Activities:
Net loss	$(345,399)	$(663,929)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	1,924	629
Amortization of BCF debt discounts	32,559	—
Inventory reserve	59,032	—
Stock-based compensation	2,548	186,240
Changes in operating assets and liabilities:
Inventory	(18,000)	(350,781)
Prepaid expenses and other receivables	—	(14,500)
Related party payables	14,669	2,512
Accounts payable and accrued expenses	13,925	(11,237)
Net cash used in operating activities	(238,742)	(851,066)

Investing Activities:
Loan advance	—	(1,100)
Net cash used in investing activities	—	(1,100)

Financing Activities:
Proceeds from notes payable	3,500	—
Proceeds from related party note payable	9,000	—
Repayment to notes payable	(6,500)	—
Proceeds from stock issuances	233,600	831,780
Cash received for stock subscriptions payable	—	3,800
Net cash provided by financing activities	239,600	835,580

Net increase (decrease) in cash	858	(16,586)
Cash, beginning of period	2,092	154,178

Cash, end of period	$2,950	$137,592

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Conversion of related party payable and notes payable for stock	$77,700	$—

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

Note 2—Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2015, the Company has an accumulated deficit since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The balance sheets and certain comparative information as of December 31, 2014 are derived from the audited financial statements and related notes for the year ended December 31, 2014 (“2014 Annual Financial Statements”), included in the Company’s 2014 Annual Report on Form 10-K. The unaudited interim financial statements should be read in conjunction with the 2014 Annual Financial Statements.

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

The Company has issued common stock purchase warrants and entered into convertible note; however, they are anti-dilutive given the net loss incurred for the periods presented. As a result, 4,889,286 potentially dilutive common stock equivalents (presented post-dividend and post-split) were excluded from the calculation of diluted loss per common share as of June 30, 2015. Therefore, dilutive and basic losses per common share are equal.

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

Based on the above assessment, the Company recorded an inventory reserve of $123,352 and $64,320 as of June 30, 2015 and December 31, 2014, respectively.

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

Note 4—Inventory

Inventory consists of:

	June 30,	December 31,
	2015	2014
Seeds	$-	$-
Capitalized costs of growing crops	569,314	551,314
Total inventory	$569,314	$551,314

Less: inventory reserve	(123,352)	(64,320)
Inventory, net	$445,962	$486,994

Note 5— Property and Equipment

Property and equipment consist of:

	June 30,	December 31,
	2015	2014
Machinery and equipment	$11,240	$11,240
Automobile	7,000	7,000
Office equipment	4,216	4,216
Total	22,456	22,456
Less: accumulated depreciation	(4,676)	(2,751)

Property and equipment, net	$17,780	$19,705

For the six months ended June 30, 2015 and 2014, depreciation expenses were $1,924 and $629, respectively.

Note 6— Due from Related Parties

The Company and EarthBlock advance each other monies in the normal course of business. During the period ended December 31, 2014 net funds provided to EarthBlock were $58,058. There have been no new advances for the six month period ended June 30, 2015. The advances do not have a written note, do not accrue interest and are due on demand.

As of December 31, 2014, the Company owed $55,641 to George Shen, CEO and shareholder of the Company for accrued service fees and monies advanced to and repaid by the Company in the normal course of business. On June 29, 2015, the Company paid all accrued service fees of $70,700 to Mr. Shen and money advanced by Mr. Shen of $7,000 with the issuance of 1,100,000 shares of the Company’s restricted common stock. As a result, the Company was owed $390 by Mr, Shen as of June 30, 2015.

Prior to September 30, 2013, the Company was provided office space at no charge by George Shen, Starting July 1, 2014, the Company has been paying office rent at $3,360 under a month-to-month lease agreement.

The Company obtained a promissory note of $2,000 on December 18, 2014 from a company in which George Shen is also an officer. The promissory note bears interest at 2% per annum and due July 30, 2015. On June 3, 2015, the Company obtained another $7,000 loan from this company with a due date on October 30, 2015, but was paid off by George Shen on June 29, 2015.

The Company obtained a promissory note of $5,000 on June 28, 2013 from one of its shareholders. The promissory note bears no interest and was due July 30, 2013 and was still outstanding as of June 30, 2015. The shareholder has not demanded repayment. On June 29, 2015, the Company obtained another promissory note of $2,000 from this shareholder that bears no interest and will be due on October 30, 2015, if the promissory note is not paid when due, the outstanding balance shall bear a default interest rate of 5% per annum.

Note 7— Notes Payable

The Company obtained short-term loans from an unrelated party for working capital purposes.

The Note payable consists of:

	June 30, 2015	December 31, 2014
Promissory notes due unrelated party, interest at 2% per annum, default interest at additional 5%, due July 30, 2015	$—	$3,000
Total	$—	$3,000

The note was paid off in February 2015. On June 2, 2015, the Company obtained another $3,500 loan from this unrelated party which was paid off on June 4, 2015.

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

The Company calculated $63,000 for the intrinsic value of the beneficial conversion feature (“BCF”) of the convertible notes (based on the last sale price of $0.15 per share) and recorded the $63,000 BCF as a debt discount and as an addition to additional paid-in capital on effective date of the notes. The debt discount is being amortized to interest expense over the term of the note. As of June 30, 2015, a total of $43,920 was amortized to interest expense, leaving unamortized debt discount of $19,080. For the six months ended June 30, 2015, $32,559 of BCF (Beneficial Conversion Feature) debt discount was amortized to interest expense. There was no convertible note and related debt discount at June 30, 2014.

Note 9—Stockholders’ Equity

At June 30, 2015, the Company is authorized to issue 690,000,000 shares of $0.0001 par value common stock and 10,000,000 of $0.0001 par value preferred stock.

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

As of June 30, 2015, 78,613,718 shares were issued and outstanding. As a result of above stock split and reverse split, at December 31, 2014, 75,080,817 shares were issued and outstanding after adjusted for the stock split and reverse split.

Private Placements of Common Stock

From January 1, 2015 to June 30, 2015, Earth Gen issued to investors 2,396,501 shares of its common stock at the offering price of $0.07 to $0.15 per share for an aggregate amount of $233,600. No commissions were paid. There was no agreement to register shares offered in this private placement.

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

Restricted Stock Awards (“RSA”) Issued for Services

All reference to numbers of shares issued for warrants and per share price is based on a post-stock-dividend and post-reverse-split amount. During six months ended June 30, 2015 and year ended December 31, 2014, the Company granted 36,400 and 3,299,267 RSAs to various consultants for their services provided to the Company.

As of June 30, 2015 and December 31, 2014, all RSAs are vested and there was no unrecognized compensation cost related to RSAs.

For the six months ended June 30, 2015 and 2014, stock-based compensation expense was $2,548 and $186,240, respectively. The value of the shares issued was based on the fair value of the stock issued, which was based on the most recent sale of common stock for cash.

Warrants

In connection with the 2013 private placements, the Company issued warrants for 6,400,000 shares of Earth Gen Common Stock on August 1, 2013 and 1,600,000 warrants on September 12, 2013. Each of these warrants entitled the holder to purchase one (1) share of Earth Gen common stock at $0.03 per share starting on January 1, 2014 and ending on December 15, 2016. As of June 30, 2015, 1,000,000 warrants have been exercised in exchange for total cash proceeds of $31,250 or $0.03 per share.

In connection with the January 2014 private placement, the Company issued warrants to purchase 202,000 shares of Earth Gen common stock on March 20, 2014. Each warrant entitles the holder to purchase one (1) share of Earth Gen common stock at $0.50 per share starting on July 15, 2014 and ending on September 30, 2016.

In connection with the April 2015 private placement, the Company issued warrants to purchase 3,000,000 shares of Earth Gen common stock on April 26, 2014. Each warrant entitles the holder to purchase one (1) share of Earth Gen common stock at $0.07 per share starting on May 1, 2015 and ending on December 15, 2015.

In connection with the April 2015 private placement, the Company issued warrants to purchase 6,000,000 shares of Earth Gen common stock on April 26, 2014. Each warrant entitles the holder to purchase one (1) share of Earth Gen common stock at $0.07 per share starting on May 1, 2015 and ending on March 31, 2016.

These warrants have standard anti-dilution language to allow for recapitalizations and distributions. The warrants are equity classified and amounts attributable to the warrants are classified within additional paid-in capital. All reference to numbers of shares issued for warrants and per share price is based on a post-stock-dividend and post-reverse-split amount.

A summary of the status of the Company’s warrants outstanding as of June 30, 2015 is presented below:

Number of Shares

Outstanding at December 31, 2014	7,202,000
Granted	9,000,000
Outstanding at June 30, 2015	16,202,000
Exercisable at June 30, 2015	16,202,000

The following table summarizes information about warrants outstanding as of June 30, 2015:

Options and Warrants				Options and Warrants
Outstanding				Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.03	7,000,000	1.46	$0.03	7,000,000	$0.03
$0.50	202,000	1.25	$0.50	202,000	$0.50
$0.07	9,000,000	0.66	$0.07	9,000,000	$0.07
	16,202,000	1.01	$0.06	16,202,000	$0.06

Note 10—Commitments and Contingencies

Farm Lease Agreements

On March 10, 2014, Earth Gen entered into a lease agreement for 136 hectares of farm land located at Phoengam Neua Village, Pek Districk, Xiengkhuang Province in the People’s Republic of Lao. The term of the lease is for twelve years with an option for Earth Gen to renew for an additional twelve years. Earth Gen is obligated to pay taxes on the land of up to $1,000 per year; any taxes in excess of that amount are the obligation of the landowner. In addition, Earth Gen is obligated to provide all elements required to grow castor beans on the land and start using the land in partial or in full for castor bean farming operations before the end of 2014. The compensation to the landowner under the agreement is $50.00 per metric ton of castor beans harvested and is due ninety days after the harvest.

In addition to this agreement, Earth Gen has entered into two additional agreements, under the terms substantially equivalent to the original agreement described above, for 103 additional hectares in Xiengkhuang Province in close proximity to the Phoengram Neua Village farm.

Note 11 – Subsequent Events

July 1, 2015 through August 10, 2015 Private Placement of Common Stock

The Company received $3,000 for the purchase of 20,000 shares of restricted common stock. The shares were pending issue as of August 13, 2015.

The securities described above are to be issued in reliance upon the exemption from registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Regulation D promulgated thereunder relating to transactions by an issuer not involving any public offering. No commissions were paid and no agreements to register shares were offered in the private placements. All Purchasers of shares described above represented to us in connection with their purchase that they were accredited investors and were acquiring the shares for their own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

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

Results of Operations

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP"). The discussion of the results of our operations compares three and six months ended June 30, 2015 with the three and six months ended June 30, 2014, and is not necessarily indicative of the results which may be expected for any subsequent periods. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risks and difficulties.

Comparison of Three and Six Months Ended June 30, 2015 and 2014

To date, we have incurred significant losses from operations, and at June 30, 2015, had an accumulated deficit of $2,404,879. At June 30, 2015, we had $2,950 of cash and cash equivalents. Since inception we raised an aggregate of approximately $2,617,988 in equity financing to fund our operations. Until such time when we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt or equity offerings. There is no assurance that we will be able to raise additional capital when necessary or how much revenue will be obtained from our farming operations.

The financial data for the quarter ended June 30, 2015 when compared with the operations for the quarter ended June 30, 2014 reflect a different stage of the Company’s development. In the second quarter of 2014, the Company started to finalize infrastructure and relationships with national and local government officials and farmers in Laos to start large scale planting operations. There were limited operations consisting of test planting in Laos and Vietnam in the three and six months ended June 30, 2014. Also the Company was beginning to create the infrastructure and identify the staff and consultants needed for farming operations in Southeast Asia. In the three and six months ended June 30, 2014, there were very limited planting operations in Laos. In the three and six months ending on June 30, 2015 operations consisted of farm maintenance operations as the first phase of planting was completed in November 2014. The first limited harvest was completed in January of 2015. The seeds from this first harvest are being held in storage for shipment with the harvest of October 205. It is anticipated that a larger amount of harvest beans will bring a better price and be more efficient to ship.

	Three Months Ended June 30, 2015 ($)	Three Months Ended June 30, 2014 ($)	Six Months Ended June 30, 2015 ($)	Six Months Ended June 30, 2014 ($)
Revenue	—	—	—	—
Operating Expenses
Consulting fees	70,450	96,636	142,350	241,892
Legal and professional	51,431	25,403	68,292	40,947
Outside services	—	13,464	—	44,456
Stock based compensation	2,548	119,650	2,548	186,240
Travel	1,501	29,348	9,134	59,494
Other general and administrative	15,893	55,405	29,515	90,900
Inventory reserve	28,466	—	59,032	—
Loss from operations	(170,289)	(339,907)	(310,871)	(663,929)
Interest expense	17,165	—	34,528	—
Net loss before income taxes	(187,454)	(339,907)	(345,399)	(663,929)
Income tax provision	—	—	—	—
Net loss	(187,454)	(339,907)	(345,399)	(663,929)

Operating Expenses

For the three and six months ended June 30, 2015, general and administrative expenses (“G&A”) decreased by $152,453 and $318,530 compared with the same periods in 2014. The decreases were mainly due to a general decrease in corporate activity associated with limited planting and cultivation operations in Laos and the reduction of requirement for support staff in the U.S. In Laos, staff and consultants had to supervise and implement farming operations, train farm labor, and evaluate farming properties to prepare for expanded planting in 2014. Most of this work was completed in 2014. The months prior to the rainy season are less active, which resulted in a lower staffing requirement in the three and six months ending June 30, 2015. Therefore, consulting fees decreased by $26,186 and $99,542 and travel expense decreased by $27,847 and $50,360 for the three and six months ended June 30, 2015 versus the same periods in 2014. The much smaller stock based compensation in the three and six months ended June 30, 2015 also contributed to the decrease in G&A. The outside services of $13,464 and $44,456 incurred in the three and six months ended June 30, 2014 were adjusted to growing crop inventory in the third quarter of 2014 and has since been recorded as such, so in 2015, outside services were recorded in growing crop inventory instead of in G&A. The decrease in G&A was partly offset by an increase in legal and professional fee of $26,028 and $27,345 in the three and six months ended June 30, 2015 as the Company has become subject to public company filing requirements since the third quarter of 2014.

The Company recorded an inventory reserve of $28,466 and $59,032 for the three and six months ended June 30, 2015 due to the low harvest. For the three and six months ended June 30, 2014, the Company was still in planting preparation stage; thus no inventory reserve was assessed.

Operations in general were subject to a reduced requirement for startup expenses, and the conditions in the three-month period ended June 30, 2015 did not have as many of the early stages of developing farming operations in Southeast Asia.

Liquidity and Capital Resources

Our working capital for the periods presented is summarized as follows:

	As of June 30, 2015 ($)	As of December 31, 2014 ($)
Current assets	509,974	549,758
Current liabilities	174,185	184,342
Working capital	$335,789	$365,416

The following table shows cash flows for the periods presented:

	Three Months Ended June 30,
	2015	2014
Net cash (used in) operating activities	$(238,742)	$(851,066)
Net cash (used in) investing activities	—	(1,100)
Net cash provided by financing activities	239,600	835,580
Net increase in cash	$858	$(16,586)

Operating Activities

For the six months ended June 30, 2015, net cash used in operating activities was $238,742. This was primarily due to a net loss of $345,399 adjusted by non-cash related expenses including depreciation of $1,924, and amortization of a beneficial conversion feature (“BCF”) debt discount of $32,559, inventory reserve of $59,032 and stock-based compensation of $2,548, then increased by favorable changes in working capital of $10,594. The favorable changes in working capital mainly resulted from an increase in related party payables of $14,669 and an increase in accounts payable and accrued expense of $13,925, offset by an increase in inventory of $18,000 in capitalized costs of growing crops.

For the six months ended June 30, 2014, net cash used in operating activities was $851,066. This was primarily due to a net loss of $663,929, adjusted by non-cash related expenses including depreciation of $629 and stock-based compensation of $186,240, then decreased by a net decrease in cash from changes in working capital of $374,006. The net decrease in cash from changes in working capital mainly resulted from an increase in inventory of $350,781 in capitalized costs of growing crops, an increase in prepaid expenses and other receivable of $14,500, and a decrease in accounts payable and accrued expense of $11,237.

Investing activities:

For the six months ended June 30, 2014, net cash used in investing activities was a non-interest bearing loan to a non-profit institute which, in turn, makes micro loans to farmers.

Financing activities

For the six months ended June 30, 2015, net cash provided by financing activities mainly resulted from common stock issued in private placements of $233,600 and $9,000 proceeds from related party note payable, offset by $3,000 net repayment for note payable.

For the six months ended June 30, 2014, net cash provided by financing activities resulted from common stock issued in private placements of $835,580, which includes $3,800 in cash received for stock subscriptions payable.

Equity Financings Since August 28, 2012

Since inception, Earth Gen’s funding has been provided by the sale of its common stock for cash. In the quarter ended June 30, 2015, the Company raised $100,100. A total of $2,617,988 has been raised from inception to June 30, 2015.

Cash Requirements

Our primary objectives for the year 2015 period are to develop and pursue the commercialization of our planned farming operations. We continuously search for industry experts to expand our management team and better position our company. In addition, we are anticipating that we will raise sufficient capital to fund our operations and to develop additional farmland for cultivation of castor beans and provide support in the form of equipment and personnel to expand operations and provide required working capital.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Expense	Amount
Castor bean agricultural operation	$450,000
Employee compensation	205,000
General and administration	225,000
Professional services fees	105,000
Total	$985,000

Historically our funding has been a mixture of private offerings and debt. As of June 30, 2015, we had cash and cash equivalents of approximately $2,950 and other current assets of $507,024. Of this current assets, we have no specific time at which the Company will receive cash for the other current assets.

The Company does not have a commitment for capital. The Company believes that its current cash and expected net cash from operations will provide insufficient capital to cover expenses and debt obligations for the next twelve-month period. The Company intends to use a combination of new equity investment, loans and cash flow from operations to meet its operational needs. At this time the Company has 238 hectares of castor bean farms in production with two to three harvests expected over the next twelve-month period starting with 100 to 125 hectares in October 2015. We estimate an annual yield from our estimated 200 operational farmland of approximately $700,000 based on having two and one half tons of castor beans harvested from each hectare per harvest which is anticipated to be completed two and one half times per year. The quoted price for castor beans on August 13, 2015 for delivery in August 2015 was US$648 per ton on the most active commodities exchange for castor beans, a 10% discount to the world castor bean price of $583.00 for the August Deliveries 2015 futures price quoted on the National Commodities and Derivatives Exchange of India (“NCDEX” Trading System).

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

If we obtain additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining debt financing, assuming those loans would be available, will increase our liabilities and future cash commitments. We may be unable to maintain operations at a level sufficient for investors to obtain a return on their investments in our common stock. Further, we may continue to be unprofitable.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•	From April 1, 2015 to June 30, 2015, Earth Gen received $100,100 for issuing 1,430,000 shares at a price of $0.07 per share.

From April 1, 2015 through June 30, 2015, additional equity issues included 36,400 shares of common stock to various parties for services rendered valued at $2,548. The Company also issued 1,100,000 shares of common stock in conversion of $70,700 in accrued compensation and $7,000 in cash advances.

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

As of June 30, 2015, there were 78,613,718 shares of our common stock issued and outstanding. Subject to preferences that may be applicable to any preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of legally available assets at such times and in such amounts as our Board of Directors may from time to time determine. There are no Preferred shares issued at the time of this filing. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not authorized.

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

EARTH GEN-BIOFUEL, INC.
August 14, 2015	By:	/s/ George Shen
George Shen
Chief Executive Officer and Interim Chief Financial Officer