Form 10-Q
period 2015-09-30
Earth Gen-Biofuel, Inc.
filed 2015-11-20
CIK 1614924

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 12, 2015, the issuer had 81,113,717 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

EARTH GEN-BIOFUEL, INC.

For the nine months ended September 30, 2015

FORM 10-Q

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

EARTH GEN-BIOFUEL INC
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)

ASSETS
Current Assets
Cash	$1,356	$2,092
Prepaid expenses and other receivables	1,666	1,514
Inventories, net	417,496	486,994
Loan receivable	1,100	1,100
Due from related party	58,058	58,058
Total Current Assets	479,676	549,758

Property and equipment, net	16,818	19,705

Security deposit	3,294	3,294

Total Assets	$499,788	$572,757

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$115,402	$87,340
Notes payable	-	3,000
Notes payable-related party	11,500	7,000
Convertible notes, net	76,359	31,361
Due to officer	14,610	55,641
Total Current Liabilities	217,871	184,342

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 690,000,000 shares authorized, 80,185,146 and 75,080,817 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	8,019	7,508
Additional paid-in capital	2,863,724	2,440,387
Accumulated deficit	(2,589,826)	(2,059,480)
Total Stockholders' Equity	281,917	388,415

Total Liabilities and Stockholders' Equity	$499,788	$572,757

The accompanying notes are an integral part of these consolidated financial statements.

EARTH GEN-BIOFUEL INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	142,921	243,291	394,760	907,220
Inventory reserve	28,465	34,085	87,497	34,085
Total operating expenses	171,386	277,376	482,257	941,305

Loss from operations	(171,386)	(277,376)	(482,257)	(941,305)

Other Income (Expense)
Interest expense	(13,561)	-	(48,089)	-
Total other (Expense)	(13,561)	-	(48,089)	-

Loss before income taxes	(184,947)	(277,376)	(530,346)	(941,305)
Provision for income taxes	-	-	-	-

Net loss	$(184,947)	$(277,376)	$(530,346)	$(941,305)

Net loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding
Basic and diluted	78,667,481	70,838,369	76,889,483	73,593,148

The accompanying notes are an integral part of these consolidated financial statements.

EARTH GEN-BIOFUEL INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
Operating Activities:
Net loss	$(530,346)	$(941,305)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	2,887	971
Amortization of debt discounts	44,998	-
Inventory reserve	87,497	34,085
Stock-based compensation	107,548	293,490
Changes in operating assets and liabilities:
Inventory	(18,000)	(511,270)
Prepaid expenses and other receivables	(152)	(16,014)
Related party payables	29,670	5,372
Accounts payable and accrued expenses	28,062	21,938
Net cash used in operating activities	(247,836)	(1,112,733)

Investing Activities:
Loan advance	-	(1,100)
Purchases of property and equipment	-	(7,244)
Net cash used in investing activities	-	(8,344)

Financing Activities:
Proceeds from notes payable	3,500	-
Proceeds from related party note payable	13,500	-
Repayment to notes payable	(6,500)	-
Repayment to related party note payable	(2,000)	-
Proceeds from convertible note	-	40,000
Proceeds from stock issuances	238,600	968,380
Cash received for stock subscriptions payable	-	41,250
Net cash provided by financing activities	247,100	1,049,630

Net change in cash	(736)	(71,447)
Cash, beginning of period	2,092	154,178

Cash, end of period	$1,356	$82,731

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for accrued liabilities and note payable, related parties	$77,700	$-
Discount on convertible note	$-	$20,000

The accompanying notes are an integral part of these consolidated financial statements.

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

In March 2014, Earth Gen-Biofuel Lao Sole Co Ltd (“Earth Gen Laos”) was formed under the laws of Laos to meet Laos’ regulatory and legal requirements to do business in Laos. This company is 100% controlled by Earth Gen. Earth Gen Laos has its own in-country bank accounts denominated in US dollars through which it pays all local operating expenses of the business activities of Earth Gen in Laos.

Note 2—Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2015, the Company has an accumulated deficit since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company has issued common stock purchase warrants and entered into convertible note; however, they are anti-dilutive given the net loss incurred for the periods presented. As a result, 4,889,286 potentially dilutive common stock equivalents (presented post-dividend and post-split) were excluded from the calculation of diluted loss per common share as of September 30, 2015. Therefore, dilutive and basic losses per common share are equal.

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

Based on the above assessment, the Company recorded an inventory reserve of $151,818 and $64,320 as of September 30, 2015 and December 31, 2014, respectively.

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

Note 4—Inventory

Inventory consists of:

	September 30,	December 31,
	2015	2014

Seeds	$-	$-
Capitalized costs of growing crops	569,314	551,314
Total inventory	$569,314	$551,314

Less: inventory reserve	(151,818)	(64,320)
Inventory, net	$417,496	$486,994

Note 5— Property and Equipment

Property and equipment consist of:

	September 30,	December 31,
	2015	2014

Machinery and equipment	$11,240	$11,240
Automobile	7,000	7,000
Office equipment	4,216	4,216
Total	22,456	22,456
Less: accumulated depreciation	(5,638)	(2,751)

Property and equipment, net	$16,818	$19,705

For the nine months ended September 30, 2015 and 2014, depreciation expense was $2,887and $971, respectively.

Note 6— Due from Related Parties

The Company and EarthBlock advance each other monies in the normal course of business. During the period ended December 31, 2014 net funds provided to EarthBlock were $58,058. There have been no new advances for the nine month period ended. September 30, 2015. The advances do not have written notes, do not accrue interest and are due on demand.

As of December 31, 2014, the Company owed $55,641 to George Shen, CEO and shareholder of the Company for accrued service fees and monies advanced to and repaid by the Company in the normal course of business. On June 29, 2015, the Company paid accrued service fees of $70,700 to Mr. Shen and money advanced by Mr. Shen of $7,000 with the issuance of 1,100,000 shares of the Company’s restricted common stock. As a result, the Company owed Mr. Shen $14,610 as of September 30, 2015

Prior to September 30, 2013, the Company was provided office space at no charge by George Shen. Starting July 1, 2013, the Company has been paying office rent at $3,360 under a month-to-month lease agreement.

The Company obtained short-term loans from a company in which George Shen is also an officer and from certain shareholders for working capital purposes.

Promissory note from related parties consists of:

	September 30,	December 31,
	2015	2014
Promissory note due related party, interest at 2% per annum, default interest at additional 5%, due July 30, 2015, note is in default	$2,000	$2,000
Promissory note due related party, no interest, due January 30, 2016	1,000	-
Promissory note due shareholder, no interest, due July 30, 2013	3,000	5,000
Promissory note due shareholder, no interest, default interest at additional 5%, due October 30, 2015	2,000	-
Promissory note due shareholder, no interest, due January 31, 2016	1,000	-
Promissory note due shareholder, no interest, due March 15, 2016	2,500	-
Total	$11,500	$7,000

For the over-due promissory notes, there has been no demand for repayment.

Note 7— Notes Payable

The Company obtained short-term loans from an unrelated party for working capital purposes.

Note payable consists of:

	September 30, 2015	December 31, 2014
Promissory notes due unrelated party, interest at 2% per annum, default interest at additional 5%, due July 30, 2015	$-	$3,000
Total	$-	$3,000

Note 8— Convertible Note

On December 15, 2014, the Company issued a $7,000 convertible note. The convertible note bears interest at 2% per annum, due July 30, 2015, convertible into common stock of the Company anytime after June 20, 2015 at a conversion price of $0.07 per share. If the outstanding balance of the convertible note is not paid when due, the default interest is 5% per annum above the rate that would otherwise be in effect with the default interest accruing, from and including such due date, on a cumulative, compounding basis. Note is in default, there has been no demand for repayment.

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

On September 30, 2014, the Company issued a $40,000 convertible note. The convertible note bears interest at 5% per annum, due September 15, 2015, convertible into common stock of the Company anytime after January 30, 2015 at a conversion price of $0.10 per share. If the outstanding balance of the convertible note is not paid when due, the default interest is 2% per annum above the rate that would otherwise be in effect with the default interest accruing, from and including such due date, on a cumulative, compounding basis. Note is in default, there has been no demand for repayment.

The Company calculated $63,000 for the intrinsic value of the beneficial conversion feature (“BCF”) of the convertible notes (based on the last sale price of $0.15 per share) and recorded the $63,000 BCF as a debt discount and as an addition to additional paid-in capital on effective date of the notes. The debt discount is being amortized to interest expense over the term of the note. As of September 30, 2015, a total of $56,359 was amortized to interest expense, leaving unamortized debt discount of $6,641. For the nine months ended September 30, 2015, $44,998 of BCF debt discount was amortized to interest expense. There was no convertible note and related debt discount at September 30, 2014.

Note 9—Stockholders’ Equity

At September 30, 2015, the Company is authorized to issue 690,000,000 shares of $0.0001 par value common stock and 10,000,000 of $0.0001 par value preferred stock.

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

As of September 30, 2015, 80,185,146 shares were issued and outstanding. As a result of above stock split and reverse split, at December 31, 2014, 75,080,817 shares were issued and outstanding.

Private Placements of Common Stock

From January 1, 2015 to September 30, 2015, Earth Gen issued to investors 2,467,929 shares of its common stock at the offering price of $0.07 to $0.15 per share for an aggregate amount of $238,600. No commissions were paid. There was no agreement to register shares offered in this private placement.

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

Restricted Stock Awards (“RSA”) Issued for Services

All reference to numbers of shares issued for warrants and per share price is based on a post-stock-dividend and post-reverse-split amount. During nine months ended September 30, 2015 and year ended December 31, 2014, the Company granted 1,536,400 and 3,299,267 RSAs to various consultants for their services provided to the Company.

As of September 30, 2015 and December 31, 2014, all RSAs are vested and there was no unrecognized compensation cost related to RSAs.

For the nine months ended September 30, 2015 and 2014, stock-based compensation expense was $107,548 and $293,490, respectively. The value of the shares issued was based on the fair value of the stock issued, which was based on the most recent sale of common stock for cash.

Warrants

In connection with the 2013 private placements, the Company issued warrants for 6,400,000 shares of Earth Gen Common Stock on August 1, 2013 and 1,600,000 warrants on September 12, 2013. Each of these warrants entitled the holder to purchase one (1) share of Earth Gen common stock at $0.03 per share starting on January 1, 2014 and ending on December 15, 2016. As of September 30, 2015, 1,000,000 warrants have been exercised in exchange for total cash proceeds of $31,250 or $0.03 per share.

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

A summary of the status of the Company’s warrants outstanding as of September 30, 2015 is presented below:

Number of Shares

Outstanding at December 31, 2014	7,202,000
Granted	9,000,000
Outstanding at September 30, 2015	16,202,000
Exercisable at September 30, 2015	16,202,000

The following table summarizes information about warrants outstanding as of September 30, 2015:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.03	7,000,000	1.21	$0.03	7,000,000	$0.03
$0.50	202,000	1.00	$0.50	202,000	$0.50
$0.07	9,000,000	0.40	$0.07	9,000,000	$0.07
	16,202,000	0.76	$0.06	16,202,000	$0.06

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

In addition to this agreement, Earth Gen has entered into two additional agreements, under terms substantially equivalent to the original agreement described above, for 103 additional hectares in Xiengkhuang Province in close proximity to the Phoengram Neua Village farm.

Note 11 – Subsequent Events

October 1, 2015 through November 13, 2015 Private Placement of Common Stock

The Company issued 428,571 shares of restricted common stock for cash proceeds of $30,000.

The Company issued 500,00 shares of restricted common stock for services provided.

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

We plan to build our business by providing castor beans to chemical conversion facilities, which utilize chemical processes that require the use of castor oil in China and other countries such as Japan, Taiwan, Europe and the United States. Furthermore, as the world supply of castor beans grows along with our own production, we will benefit from a “tipping point” created when there is enough surplus castor bean supply to allow for its use as biodiesel. Based on current commercial demand for castor bean oil, long term need for clean fuel, and favorable industry conditions in China, the United States and Europe, we believe that, subject to obtaining the necessary capital, we are positioned for rapid near and long term growth.

Results of Operations

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP"). The discussion of the results of our operations compares three and nine months ended September 30, 2015 with the three and nine months ended September 30, 2014, and is not necessarily indicative of the results which may be expected for any subsequent periods. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risks and difficulties.

Comparison of Three and Nine Months Ended September 30, 2015 and 2014

To date, we have incurred significant losses from operations, and at September 30, 2015, had an accumulated deficit of $2,589,826. At September 30, 2015, we had $1,356 of cash and cash equivalents. Since inception we raised an aggregate of approximately $2,622,988 in equity financing to fund our operations. Until such time when we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt or equity offerings. There is no assurance that we will be able to raise additional capital when necessary or how much revenue will be obtained from our farming operations.

The financial data for the quarter ended September 30, 2015 when compared with the operations for the quarter ended September 30, 2014 reflect a different stage of the Company’s development. In the third quarter of 2014, the Company started to finalize infrastructure and relationships with national and local government officials and farmers in Laos to start large scale planting operations. There were limited operations consisting of test planting in Laos and Vietnam in the three and nine months ended September 30, 2014. Also the Company was beginning to create the infrastructure and identify the staff and consultants needed for farming operations in Southeast Asia. In the three and nine months ended September 30, 2014, there were very limited planting operations in Laos. In the three and nine months ended on September 30, 2015 operations consisted of farm maintenance operations as all planting was completed in 2014.

	Three Months Ended September 30, 2015 ($)	Three Months Ended September 30, 2014 ($)	Nine Months Ended September 30, 2015 ($)	Nine Months Ended September 30, 2014 ($)
Revenue	—	—	—	—
Operating Expenses
Consulting fees	24,050	98,527	166,400	330,419
Legal and professional	1,244	53,642	69,536	94,589
Outside services	—	(44,456)	—	—
Stock based compensation	105,000	107,250	107,548	293,490
Travel	—	8,879	9,134	68,373
Other general and administrative	12,626	19,449	42,142	120,349
Inventory reserve	28,466	34,085	87,497	34,085
Loss from operations	(171,386)	(277,376)	(482,257)	(941,305)
Interest expense	13,561	—	48,089	—
Net loss before income taxes	(184,947)	(277,376)	(530,346)	(941,305)
Income tax provision	—	—	—	—
Net loss	(184,947)	(277,376)	(530,346)	(941,305)

Operating Expenses

For the three and nine months ended September 30, 2015, general and administrative expenses (“G&A”) decreased by $134,455 and $546,545 compared with the same periods in 2014. The decreases were mainly due to a general decrease in corporate activity associated with limited planting and cultivation operations in Laos and the reduction of requirement for support staff in the U.S. In 2014, staff and consultants in Laos had to supervise and implement farming operations, train farm labor, and evaluate farming properties to prepare for expanded planting. Most of this work was completed in 2014 and the months prior to the rainy season are less active, which resulted in a lower staffing requirement in the three and nine months ended September 30, 2015. Therefore, consulting fees decreased by $74,477 and $164,019 and travel expense decreased by $8,879 and $59,239 for the three and six months ended September 30, 2015 versus the same periods in 2014. The much smaller stock based compensation in the nine months ended September 30, 2015 also contributed to the decrease in G&A. The outside services of $44,456 incurred in the six months ended June 30, 2014 were adjusted to growing crop inventory in the third quarter of 2014 and has since been recorded as such, so in 2015, outside services were recorded in growing crop inventory instead of in G&A. In addition, legal and professional fee decreased by $52,398 and $25,053 in the three and nine months ended September 30, 2015 as the Company has become subject to routine public company filing requirements since the third quarter of 2014.

The Company recorded an inventory reserve of $28,466 and $87,497 for the three and nine months ended September 30, 2015 due to the low harvest. For the three and nine months ended September 30, 2014, the Company just started to assess inventory reserve in third quarter of 2014.

Operations in general were subject to a reduced requirement for startup expenses and the conditions in the three-month period ended September 30, 2015 did not have as many of the early stages of developing farming operations in Southeast Asia.

Liquidity and Capital Resources

Our working capital for the periods presented is summarized as follows:

	As of September 30, 2015 ($)	As of December 31, 2014 ($)
Current assets	479,676	549,758
Current liabilities	217,871	184,342
Working capital	$261,805	$365,416

The following table shows cash flows for the periods presented:

	Nine Months Ended September 30,
	2015	2014
Net cash (used in) operating activities	$(247,836)	$(1,112,733)
Net cash (used in) investing activities	-	(8,344)
Net cash provided by financing activities	247,100	1,049,630
Net increase in cash	$(736)	$(71,447)

Operating Activities

For the nine months ended September 30, 2015, net cash used in operating activities was $247,836. This was primarily due to a net loss of $530,346 adjusted by non-cash related expenses including depreciation of $2,887, and amortization of beneficial conversion feature (“BCF”) debt discount of $44,998, inventory reserve of $87,497 and stock-based compensation of $107,548, then increased by favorable changes in working capital of $39,580. The favorable changes in working capital mainly resulted from an increase in related party payables of $29,670 and an increase in accounts payable and accrued expense of $28,062, offset by an increase in inventory of $18,000 in capitalized costs of growing crops.

For the nine months ended September 30, 2014, net cash used in operating activities was $1,112,733. This was primarily due to a net loss of $941,305, adjusted by non-cash related expenses including depreciation of $971, inventory reserve of $34,085 and stock-based compensation of $293,490, then decreased by a net decrease in cash from changes in working capital of $499,974. The net decrease in cash from changes in working capital mainly resulted from an increase in inventory of $511,270 in capitalized costs of growing crops and an increase in prepaid expenses and other receivable of $16,014, offset by an increase in accounts payable and accrued expense of $21,938.

Investing activities:

For the nine months ended September 30, 2014, net cash used in investing activities included equipment acquisition of $7,244 and a non-interest bearing 24-month loan of $1,100 to a non-profit institute, which, in turn, makes micro loans to farmers.

Financing activities

For the nine months ended September 30, 2015, net cash provided by financing activities mainly resulted from common stock issued in private placements of $238,600 and $11,500 proceeds from related party note payable, offset by $3,000 net repayment for note payable.

For the nine months ended September 30, 2014, net cash provided by financing activities resulted from common stock issued in private placements of $1,009,630 which includes $31,250 from the exercise of 1,000,000 warrants and $40,000 proceeds from the issuance of a convertible 12 month note..

Equity Financings From Inception

Since inception, Earth Gen’s funding has been provided by the sale of its common stock for cash. In the quarter ended September 30, 2015, the Company raised $5,000. A total of $2,622,988 has been raised from inception to September 30, 2015.

Cash Requirements

Our primary objectives for the year 2015 period are to develop and pursue the commercialization of our planned farming operations. We continuously search for industry experts to expand our management team and better position our company. In addition, we expect to raise sufficient capital to fund our operations and to develop additional farmland for cultivation of castor beans and provide support in the form of equipment and personnel to expand operations and provide required working capital. Although no assurance can be given that such capital will be available.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Expense	Amount
Castor bean agricultural operation	$350,000
Employee compensation	205,000
General and administration	225,000
Professional services fees	105,000
Total	$885,000

Historically our funding has been a mixture of private offerings and debt. As of September 30, 2015, we had cash and cash equivalents of approximately $1,356 and other current assets of $478,320. Of the current assets, we have no specific time at which the Company will receive cash for the other current assets.

The Company does not have a commitment for capital. The Company believes that its current cash and expected net cash from operations will provide insufficient capital to cover expenses and debt obligations for the next twelve-month period. The Company intends to use a combination of new equity investment, loans and cash flow from operations to meet its operational needs. At this time the Company has 238 hectares of castor bean farms in production with two to three harvests expected over the next twelve-month period starting with 100 to 125 hectares in October of 2015. At the time the fields are ready for harvest, we estimate an annual yield from our estimated 200 operational hectares of farmland of approximately $700,000 . This estimate is based on having two and one half tons of castor beans harvested from each hectare per harvest two and one half times per year and selling those beans on the world trading price of $639.80 per ton on the most active commodities exchange for castor beans, a 10% discount to the world castor bean price of $575.00 for the spot prices as quoted on the National Commodities and Derivatives Exchange of India (“NCDEX” Trading System) on November 10, 2015.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•	From April 1, 2015 to June 30, 2015, Earth Gen received $100,100 for issuing 1,430,000 shares at a price of $0.07 per share. The Company also issued 1,100,000 shares of common stock in conversion of $70,700 in accrued compensation and $7,000 in cash advances.

•	From July 1, 2015 through September 30, 2015, Earth Gen issued to investors 71,428 shares of restricted common stock for proceeds of $5,000.00.

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

All information on Company securities are based on post March 26, 2014 approved reverse split of one share for every twenty five shares. Our authorized capital stock consists of 700,000,000 shares of capital stock of which 690,000,000 shares are common stock, $0.0001 par value per share, and 10,000,000 shares are “blank check” preferred stock, par value $0.0001 per share. We are registering our common stock under this Form 10 pursuant to Section 12(g) of the Exchange Act.

As of September 30, 2015, there were 80,185,146 shares of our common stock issued and outstanding. Subject to preferences that may be applicable to any preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of legally available assets at such times and in such amounts as our Board of Directors may from time to time determine. There are no Preferred shares issued at the time of this filing. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not authorized.

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

EARTH GEN-BIOFUEL, INC.

November 20, 2015	By:	/s/ George Shen
George Shen
Chief Executive Officer and Interim Chief Financial Officer

Page 21 of 21