Form 10-K
period 2015-12-31
Earth Gen-Biofuel, Inc.
filed 2016-04-14
CIK 1614924

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT ON FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes ☐ No ☒

As of April 14, 2016, there were 84,093,431 shares of the registrant's common stock issued and outstanding.

The market value of the voting stock held by non-affiliates of the registrant as of April 14, 2016 was 30,380,000 shares with a last trade of $0.24 totaling $7,291,200.

DOCUMENTS INCORPORATED BY REFERENCE:

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

Any forward-looking statement made by us in this Annual Report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise. However, you should carefully review the risk factors set forth in other reports or documents we file from time to time with the U.S. Securities and Exchange Commission (“SEC”).

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

Overview

The primary business of Earth Gen-Biofuel Inc. (“Earth Gen”) is the cultivation of non-food agricultural products for use in manufacturing processes, renewable energy and transportation fuel. Earth Gen’s current focus is the cultivation of castor beans with the goal to become a major producer of castor beans with operations in Southeast Asia, South America, the United States and other growing areas that are well suited for castor bean cultivation.

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

In March 2014, Earth Gen started its first large-scale castor bean cultivation operation near the city of Xieng Khouang in the northeastern part of Laos. Between April and July 2014, the Company has prepared and planted approximately 700 acres. This first planting was designed to develop operating methods and evaluate cultivation protocols. This completion of this process yielded a small test harvest that was collected and moved to Earth Gen’s Lao storage facility for evaluation. Early results are showing an estimated one-ton per hectare yield for the areas already harvested, which is less than our long term yield expectation. We believe the initial harvest had reduced production because the planting took place just prior to monsoon season which reduced the growing season for the initial planting but provides cloud cover and constant rain allowing the young plants to mature and produce higher production levels during subsequent harvests. Additionally, a combination of improved soil conditions with second rounds of fertilization and soil along with more mature plants and better weather are expected to increase harvest yields. A more accurate crop yield result will be determined by additional harvest cycles in 2016.

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

Recapitalization of Common Stock by a Reverse Split and Reduction of Authorized Shares of Stock

A stock dividend of three shares of common stock for each one share owned by shareholders of record on October 14, 2013 was declared and approved by the Board of Directors on October 15, 2013. The Company’s shareholders approved a recapitalization of the capital stock in the form of reverse stock split of its issued and outstanding shares of common stock in a ratio of 1-for-25 on March 25, 2014. The Shareholders also approved an amendment to the Articles of Incorporation on March 25, 2014 and filed the Amended Articles on May 16, 2014 with the Nevada Secretary of State to reduce the number of authorized shares of stock to 700,000,000 from 3,000,000,000. Of the 700,000,000 authorized shares, there are 10,000,000 shares of Preferred Stock and 690,000,000 shares of Common Stock. The reverse split and decrease in authorized shares, were effective on May 16, 2014. All references to share amounts referred to herein are based on post reverse split shares and giving effect to the stock dividend.

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

Findings in a study published by the periodical “Water” found that the use of bioenergy crops is very useful as a vegetative filter to purify wastewater effluents applied to the soil. This practice is also known as land treatment systems (LTS) or slow rate systems (SRS) and meets both environmental and renewable bioenergy goals. Effluents can supply bioenergy crops with considerable amounts of water and nutrients, which stimulate plant growth and yield. In addition, effluent application can reduce the competition between bioenergy crops and traditional crops with respect to the use of fresh water, and it can also decrease production cost due to substitution of water for fertilizers.

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

WORLD CASTOR BEAN PRODUCTION

The business of growing castor beans follows operational models similar to most other agricultural crops. However, castor beans are not a food crop and are cultivated in soils not usually suitable to growing most food crops. The two largest growers, India and China, utilize land that presents challenges to cultivating castor beans, such as areas with cold weather and poor soil conditions These countries have little flexibility as to locations because of the need to grow food for domestic consumption.

Most of the castor beans currently imported by China are being processed by large chemical conversion facilities with the castor oil being used for production of some of the approximately 3,000 commercial products using refined and processed castor oil. Management believes that China based processors are expected to prefer to import from Earth Gen in Laos and Vietnam to take advantage of the trade agreements that include China, Vietnam and Laos as part of the ASEAN +1 trade zone. China and the ASEAN trade group countries have maintained a long-term relationship and history of cooperation. The relationship between ASEAN and China was further elevated with the signing of the Joint Declaration of the Heads of State/Government on Strategic Partnership for Peace and Prosperity in October 2003 and with the adoption of the ASEAN-China Plan Of Action (2005-2010). The execution of Framework Agreement on Comprehensive Economic Cooperation in November 2002 to establish the ASEAN-China Free Trade Agreement (ACFTA) eliminated certain tariffs and improved of transportation and regulation on imports and export. Such actions have allowed trade and economic ties between ASEAN and China to grow rapidly over the past several years. China has been ASEAN’s largest trading partner since 2009, while ASEAN continues to be China’s third largest trading partner since 2010. Under the aforementioned plans and agreements, China has reduced import tariffs on ASEAN country agriculture imports, and such tariffs are expected to be reduced or totally eliminated in the coming years. As a result of the elimination of the ASEAN tariffs in the case of castor bean exports to China from Laos, Vietnam and other ASEAN countries, there will be a 10 to 15% reduction in the cost of castor beans purchased from ASEAN countries as compared to castor bean purchases from India.

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

BUSINESS OPERATIONS

Earth Gen’s business plan is to cultivate and sell castor beans as a feedstock for chemical processors in China and other countries with the long-term goal of increasing castor bean production to a level where manufacturing demand for castor bean oil and its derivatives will be satisfied and castor bean oil will be available to be used as a biofuel feedstock. Since the Company’s incorporation in August 2012, Earth Gen started developing agricultural projects in Vietnam and Laos to work with farmers to grow castor beans. At this time the company has focused its resources on operations in Northern Laos. Commencing in October 2012, Earth Gen entered into a series of castor bean farm agreements with smaller local farmers who are organized and managed by Earth Gen supervisors and subcontractors. In addition, in February 2014, Earth Gen started leasing land from landowners for the purpose of growing castor beans. Earth Gen also plans to negotiate with larger farmers for farming agreements to grow castor beans exclusively for Earth Gen and also to encourage neighboring farms to join the Earth Gen farming group. Parties to the farming agreements will share resources and be supervised by Earth Gen staff and subcontractors engaged by Earth Gen to support the farming and harvesting process. Currently, we have entered into three lease agreements in XingKhuang Province Laos with local landowners for an aggregate of 273 hectare of farming land. Details of the agreements are set forth below under the heading “Earth Gen-Biofuel’s Southeast Asia Operations.”

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

When working with small farmers Earth Gen follows a development and training protocol. Once a site is selected, Earth Gen staff will organize training classes to teach local farmers the process of preparing the land for planting, the planting process and the maintenance required during the 4-month growing cycle. During the planting and growing cycle, Earth Gen staff will visit the farms on a regular basis to be sure the cultivation process is being applied according to Earth Gen’s operational methods and to provide additional education and supervision as required.

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

Earth Gen’s preliminary operations began in Laos and Vietnam. To focus the company’s resources and management, at this time all operations are now in Northern Laos. However, Earth Gen has also been developing relationships in other Southeast Asia countries such as Thailand, Malaysia and Cambodia as possible areas of expansion in the region when and if additional working capital and management capabilities are available. Early in 2013, Earth Gen management also started to investigate opportunities to develop land for expansion into Latin America. Based on obtaining sufficient working capital to expand operations to Latin America, Earth Gen is planning to develop farming opportunities in Peru. . The start of operations in Latin America will depend on completing the first phase of planting in Southeast Asia and monitoring the ability of the company to allocate capital and management ability to meet the first goal of having 3,000 to 5,000 hectares under cultivation in Southeast Asia. The achievement of Earth Gen’s planting goals will be dependent on having the working capital to sustain operations at the proper level, along with the ability to make agreements with enough farmers willing to convert their farmland to grow castor beans or obtain land that is not currently under cultivation on a basis that meets the Company’s operating goals.

EARTH GEN-BIOFUEL’s SOUTHEAST ASIA OPERATIONS

Earth Gen provides certain start-up costs and training for farmers who have agreed to work with Earth Gen based on their specific type of agreement. In addition to management oversight and product sales, Earth Gen may provide basic startup assistance such as seeds for planting, agricultural expertise, small planting tools and small harvesting equipment. Earth Gen may also provide start up assistance in the form of access to tractors and land preparation equipment, seedpod processing equipment and transportation. Farmers needing this startup assistance will agree to repay any advances made by Earth Gen from the proceeds of selling their harvest to Earth Gen. Earth Gen has retained certain subcontractors to provide assistance to some of these farmer operations. Additionally, to meet our projected operating requirements in Laos, the number of Earth Gen U.S. staff supervisors on-site has been increased to four people. In addition we have full-time employees in Laos to oversee operations.

Earth Gen has three basic operating relationships with castor bean farmers:

•	The first type of arrangement is with a smaller farmer who typically supply land, equipment, maintenance and labor. Under the terms of this type of arrangement, Earth Gen will provide the seeds, technical know-how, operational monitoring and personnel from Earth Gen and its subcontractors to monitor and evaluate the growing process. These small farms are typically 5 to 10 hectares in size. Earth Gen will be willing to advance costs of $500 to $750 per hectare. Earth Gen has exclusive rights to all crops grown under each agreement, and advances are recouped on a mutually agreeable rate with the farmers dependent on the harvest amount. Earth Gen is obligated to purchase all harvests of castor beans for at least 12 years at a price fixed in advance of each 12 month growing cycle. Earth Gen does not require farmers to have crop insurance and the farmer bears normal farming risks of having no or a reduced harvest. We do not intend to purchase or require crop insurance in the future. The castor plants do re-grow once planted and have the ability to produce a harvest 2 or more times each year for five to seven years. No replanting is required while plants are producing. If initial harvests are poor or if there is no harvest, then start-up capital expended by Earth Gen as an advance will not be repaid until there is a good harvest, if ever. Upon a successful harvest, Earth Gen is obligated to pay $300 per ton of dried castor seeds delivered at the farm site by the farmers who are operating under this type of agreement for a period of one year. The price paid is adjusted on a bi-annual basis based on variations in the world price for castor beans. The price is set one year in advance for a one-year period and will not go down year to year by more than ten percent and never lower than $300 per metric ton. Farmers have no obligation as to the amount of castor beans they must produce; they are only obligated to deliver their entire harvest. Accordingly, it is possible that, due to poor castor bean farming methods, bad weather, or other events, a farmer may not be successful at growing castor beans in respect of one or more harvests. The results may be that a farmer will have no castor beans to deliver to Earth Gen for particular harvests, or, because of a very low yield, it proves uneconomical for the farmer to continue farming castor beans. Consequently, it may take a long time, if ever, as to a particular farmer or group of farmers for Earth Gen to recoup the expenses incurred for advancing seeds, technical know-how, operational monitoring and personnel.

•	The second type of arrangement is with a farm or group of farms where a village or individual farmer controls the land. Under the terms of this type of agreement, Earth Gen agrees to provide the seeds, technical know-how, operational monitoring and personnel to monitor and evaluate the growing process. Earth Gen will also advance start-up capital for farm property evaluation such as soil tests, fertilizer, pesticides and equipment. Each arrangement is generally 20 to 50 hectares in size. Earth Gen will be willing to advance costs of $500 to $750 per hectare. These advances are to be paid back over a period of time from the proceeds from selling the harvest. Earth Gen is obligated to purchase all harvests of castor beans for at least 12 years at a price fixed in advance of each 12 month growing cycle. Earth Gen does not require farmers to have crop insurance and the farmer bears normal farming risks of having no or a reduced harvest. We do not intend to purchase or require farmers have crop insurance in the future. If initial harvests are poor or if there is no harvest, then start-up capital expended by Earth Gen as an advance will not be repaid until there is sufficiently large harvest, if ever. Upon a successful harvest, Earth Gen is obligated to pay $300 per ton of dried castor seeds delivered at the farm site by the farmers who are operating under this type of agreement for a period of one year. The price paid is adjusted on a bi-annual basis based on variations in the world price for castor beans. The price is set one year in advance for a one year period and will not go down year to year by more than ten percent and never lower than $300 per metric ton.

•	The third type of arrangement is designed to work with larger landowners who are not actively farming. Earth Gen will agree to provide all required items to farm the land on a revenue sharing basis. Earth Gen will provide all evaluation costs, preparation costs, planting, maintenance, harvest and labor costs. If initial harvests are poor or if there is no harvest, then start-up capital expended by Earth Gen as an advance will not be repaid until there is a sufficiently large harvest, if ever.

All active operations are currently limited to the third type of agreement referenced above where Earth Gen is providing all required items to farm the land on a revenue sharing basis. Earth Gen is providing all evaluation costs, preparation costs, planting, maintenance, harvest and labor costs. Earth Gen has agreed to purchase all harvest of castor beans at prices ranging from $25.00 to $50.00 per metric ton of dried castor seeds. Based on this third type of arrangement with larger landowners who are not actively farming, costs to fully develop a farm site including land preparation, planting and maintenance through harvest is estimated to be $1500 to $2000 per hectare. Once the plants are producing and the first harvest occurs, the expenses are mostly maintenance, which includes fertilizing during the growing season, application of pesticides, weed control and pruning of plants. These costs are estimated to be $400 to $500 per hectare per growing cycle, which could be two to three times per year. The working capital for planting is anticipated to be provided by Earth Gen through additional investment in the form of debt and equity. Funds will also be provided from the sale of crops harvested from Earth Gen’s farms already in operation. It is estimated that once a farm is in full operation that one-hectare of castor beans will produce between two to four tons of dried castor seed per hectare with a gross crop value of $500 to $800 per ton or an estimated revenue of $1000 to $4000 per hectare per harvest. It is possible that the yield for each growing season could vary widely. However the castor plants are expected to produce harvest 2 to 3 times a year for 5 to 7 years. Therefore, one bad growing season may be followed by a good season as the plants remain productive through good and bad seasons. There can be no assurance that the estimated revenue from farm operations will be the actual revenue, which will vary from harvest to harvest based on unpredictable farming conditions and could be subject to a wide range of results.

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

At this time, all of Earth Gen’s farms are operations where the landowner only provides the land and Earth Gen provides all other operating requirements and capital. Earth Gen plans to concentrate on working with landowners who own land but are not currently farming or who are farming crops with very low profit and are willing to turn their land over to Earth Gen to grow castor beans to produce a higher return.

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

When Earth Gen started operations in Southeast Asia, the Company focused on operations in Laos and Vietnam. As described, operations began with test sites. A number of test sites were located in the Vietnam. Initially we entered into a joint venture to plant and grow castor beans in Vietnam under the direction and protocol set up by Earth Gen, with labor and cultivation provided by our Vietnamese partners utilizing local farmers, supervisors and labor. However, during the operations first cultivation cycle our Vietnamese partners failed to follow Earth Gen protocols and In November 2013, Earth Gen determined the quality and quantity of castor beans on these farms had minimal economic value. As a result, we have suspended our farming operations in Vietnam and we are now seeking to develop other farming relationships at a later time in Vietnam based on the Company’s operating model in Laos.

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

To supplement our in-house staff, we will be providing agricultural engineers trained in castor bean cultivation to assist Earth Gen’s staff to train local people in the best planting and operating method. The end result of this training will be to create a local well trained and experienced staff to oversee each growing area and provide oversight for the continuing process of refining Earth Gen’s agricultural operations and planting and harvesting protocols to achieve the highest possible yields.

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

Market fundamentals that affect supply and demand of our products include land shortages, water constraints, climate change, global warming, low operating margin, inadequate quality control and quality assurance mechanisms leading to adulteration, violation of food laws and poor implementation. Non-fundamental factors include world economics, general commodities prices, politics, inflation, investor interest, government policies and liquidity.

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

Employees

During the formation stage of the Company, Earth Gen had no full time employees. In 2013 and 2014, and 2015 George Shen served as President, Chief Executive Officer and acting Chief Financial Officer. Throughout 2013 and 2014, and 2015 Company operations have been supported by outside consultants including operational subcontractors in Laos and Vietnam, farming oversight, bookkeeping, other advisors and a part-time accountant.

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

Limited operating history with net losses

Earth Gen was formed in August 2012. As a result the Company has a limited operating history upon which an evaluation of the Earth Gen’s performance can be made. There have been no revenues generated from the Company’s business operations for four months in 2012 and for the full year of 2013, 2014 and 2015. Income in 2015 was limited to “Other Income” of $49,975 The Company expects to have limited revenues and it is likely that until harvest revenues increase that the Company will incur further losses into the foreseeable future due to significant costs associated with its business development, including costs for planting additional acres of land and providing technical services to local farmers. There can be no assurance that the Company’s operations will ever generate sufficient revenues to fund its continuing operations, or that the Company will ever generate positive cash flow from its operations, or that the Company will attain or thereafter sustain profitability in any future period.

The likelihood of the Earth Gen’s success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the start and growth of a business, the implementation of the Company’s business plan, and the world agricultural environment in which the Company operates, including but not limited to:

•	our results of operations may fluctuate significantly, which may adversely affect the value of an investment in our common stock;

•	we may be unable to build-out our farming operations in a timely manner that will meet the objectives we have established for our business strategy or grow our business profitably or at all; and

•	we have only completed a limited series of planting and harvest cycles of land located in Laos and have no harvest in Vietnam. We have not yet completed a full cycle of a growing season in a large-scale operation and because of our limited operating history, it may be difficult to accurately predict our long-term castor bean production and yields and other important performance metrics.

If we do not obtain additional financing, our business, prospects, financial condition and results of operations will be adversely affected.

The Company anticipates that it will require substantial working capital for the Company to pursue continued maintenance of its castor bean plantings and development of future planting operations in Laos and elsewhere in Southeast Asia. The timing and amount of such capital requirements cannot be accurately predicted. Additional financing may not be available to the Company when needed or, if available, it may not be obtained on commercially reasonable terms. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.

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

The Company is dependent upon the efforts of its current management. At this time, our President and Chief Executive Officer is also serving as our Chief Financial Officer. The balance of our US-based staff is currently part-time or work as consultants or advisors to the Company. The Company also employs two full time employees who live in Laos who supervise our farming operations. Our one officer and director has duties and affiliations with other companies. Even though these companies are not competitors or involved in agriculture, involvement of our officer and director may still present a conflict of interest regarding decisions they make for Earth Gen or with respect to the amount of time available for Earth Gen. The loss of any officer or director of the Company and in particular, Mr. Shen, could have a material adverse effect upon our business and future prospects.

The Company does not presently have key-man life insurance upon the life of Mr. Shen and has no plans at this time for such insurance on any of its future officers or directors. Our officer and director has not been involved in farming prior to joining the Company and, as such, he did not have any technical experience in planting or harvesting of crops prior to joining the Company. Upon adequate funding, management intends to hire qualified and experienced personnel, including additional officers and directors, and specialists, professionals and consulting firms to advise management as needed; however, there can be no assurance that management will be successful in raising the necessary funds in respect of recruiting, hiring and retaining such qualified individuals and firms.

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

In particular, among other uncertainties regarding Laotian and Vietnamese laws and regulations that could affect us, the following uncertainties may have a significant adverse impact on our business and operations: the uncertainties related to contract law and relevant regulations may impede our ability to enforce contracts we have entered into with our business partners, farmers, customers and suppliers and result in substantial costs and diversion of our resources and management attention. We also cannot predict the effect of future developments in the Laotian and Vietnamese legal systems, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us and to our foreign investors.

We rely on third-party contracts.

We depend on others to provide products and services to the Company. We do not control these people or companies and even though we will be non-exclusive with these product and service providers and we will be able to change suppliers, a change may be difficult to implement.

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

Moreover, we expect other existing and prospective competitors, particularly if our development of large-scale production begins to develop as scheduled, that others will adopt technologies or business plans similar to ours, or seek other means to develop operations competitive with ours. Many of our competitors are well established and have larger and better-developed networks and systems, longer-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than we have.

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

We will continue to incur increased costs as a result of becoming a reporting company, and given our limited capital resources, such additional costs may have an adverse impact on our profitability.

As a result of filing a Form 10, we are now an SEC reporting company. The Company currently has limited revenue. However, the rules and regulations under the Exchange Act require a public company to provide periodic reports with interactive data files which will require the Company to engage legal, accounting and auditing services, and XBRL and EDGAR service providers. The engagement of such services can be costly and the Company is likely to incur losses, which may adversely affect the Company’s ability to continue as a going concern. In addition, the Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of becoming a reporting company, we will be required to file periodic and current reports and other information with the SEC and we must adopt policies regarding disclosure controls and procedures and regularly evaluate those controls and procedures. Based on our management’s estimates, we anticipate that our cost of being a public company, including legal, audit costs, printing, filing fees and other costs to be as much as $125,000 per year.

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

Even though our shares have been approved for quotation by FINRA, the shares thinly quoted, so you may be unable to sell at or near bid prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our shares are quoted on OTC-Markets market under the trading symbol of “EGBB”. Since the shares have been quoated the trading has been sporadic and is the shares are “thinly-quoted,” meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or nonexistent. This situation will be attributable to a number of factors, including the fact that we are a small company which will be relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.

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

Our stock is traded on the OTCQB. The OTCQB is an electronic quotation system operated by OTC Markets Group that displays quotes from broker-dealers for many over-the-counter securities. These securities tend to be inactively quoted stocks, including penny stocks and those with a narrow geographic interest. Market makers and other brokers can use OTC Markets to publish their bid and ask quotation prices. The OTC Markets is not a stock exchange. To be quoted in the OTC Markets, companies do not need to fulfill any financial requirements. The companies quoted in the OTC Markets tend to be closely held, extremely small, thinly quoted, or bankrupt. Most do not meet the minimum U.S. listing requirements for trading on a stock exchange such as the New York Stock Exchange.

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

Now that our shares are quoted on the OTCQB or the OTCBB, if we fail to remain current in our reporting requirements, we could be removed from the OTCBB or OTCQB, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Even though our shares are publicly quoted, the market price for our common stock will most likely be particularly volatile given our status as a relatively unknown company with a small and thinly quoted public float, limited operating history and lack of net revenues which could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market.

Even with our shares being publicly quoted, the market for our common stock will most likely be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price would be attributable to a number of factors. First, as noted above, the shares of our common stock will likely be sporadically and/or thinly quoted. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

Anti-takeover provisions may impede the acquisition of Earth Gen.

Certain provisions of the Nevada Revised Statutes have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. These provisions are intended to encourage any person interested in acquiring Earth Gen to negotiate with, and to obtain the approval of, our directors, in connection with such a transaction. As a result, certain of these provisions may discourage a future acquisition of Earth Gen, including an acquisition in which the stockholders might otherwise receive a premium for their shares. Additionally, Earth Gen currently has 10,000,000 authorized preferred shares, which allows our board of directors to issue preferred stock without stockholder approval and with rights and privileges determined solely by the board of directors. Issuance of such preferred stock could impede or delay a hostile takeover.

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

Our stock price might be volatile.

Even if an active a market develops for our stock, the price of our stock may be highly volatile and could be subject to fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

Description of Property

We do not own any real property. The Company leases space for its U.S. office at 17870 Castleton Street, # 205 City of Industry, California 91748, from its CEO and shareholder, George Shen under a month to month lease agreement. George Shen now leases the space to be used by the Company on a month to month basis The annual base lease obligation is $40,320 for year one, $41,940 in the second year. The Company’s headquarters in Laos has been moved to a new facility in Xieng Khouang, Bpek District. The lease is for 12 months at $312 per month and the one-year rental of $3,750 was paid in full at the start of the lease. The Company paid $3,750. for the full year in advance. Related utilities are paid monthly. The lease may be terminated on four weeks’ notice with a refund of unused rent. The property is completely fenced in by brick walls topped by chained link fencing and barbed wire. Inside the compound and attached to the building is a large covered area that is used for processing of crops and storage. This is a secured area with sliding gate at the entrance and is enclosed with a covered fence built by the company. Earth Gen terminated its lease for office space in Las Vegas, Nevada.

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

Common Stock Information

Our common stock became eligible for trading on the OTCQB quotation system on September 22, 2015 when it was approved for quotation by FINRA. There was no quoting for the stock until after Deposit Trust Corporation approved the Company’s stock for electronic clearing on December 30, 2015. In January of 2016 the first quotes were posted.

The transfer agent for our common stock is Corporate Stock Transfer located at 3200 Cherry Creek Drive South, #430, Denver CO 80209.

All references to numbers of shares are based on a post reverse split of one for twenty-five basis approved by shareholders on March 25, 2014, and filed with the Nevada Secretary of State on May 15, 2014 with an effective date of July 24, 2014.

As of December 31, 2015, there were 562 holders of record of our Common stock with 81,256,574 shares outstanding. As of December 31, 2015 there were no shares in street name and on March 31, 2016 there were 4,648,800 shares are held in street name.

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

Recent Sales of Unregistered Securities

Private Placements of Common Stock 2015

From January 1 to March 31, 2015, Earth Gen issued to investors 713,334 shares of its common for an aggregate amount of $105,500. For the three-month period ended March 31, 2015, the Company received $28,000 for subscriptions payable to issue 253,167 shares of common stock, which were issued on June 29, 2015.

From April 1, 2015 to June 30, 2015, Earth Gen received $101,100 for issuing 1,430,000 shares at a price of $0.07 per share. Additional equity issued during this period also included 36,400 shares of common stock to various parties for services rendered valued at $2,548. 1,100,000 shares of common stock were issued in conversion of $70,700 in accrued compensation due Company officer George Shen and for $7,000 in cash advances from George Shen.

From July 1, 2015 through September 30, 2015, Earth Gen issued to investors 71,428 shares of restricted common stock for proceeds of $5,000 Additional equity issued during this period also included 1,500,000 shares of common stock for services rendered valued at $105,000.

From October 1, 2015 through December 31, 2015 the Company issued 571,428 shares of restricted common stock for cash proceeds of $40,000. The Company issued 500,000 shares of restricted common stock for services provided for services provided in conjunction with operations in Laos valued at $35,000.

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

All information on Company securities are based on post March 26, 2014 approved reverse split of one share for every twenty-five shares. Our authorized capital stock consists of 700,000,000 shares of capital stock of which 690,000,000 shares are common stock, $0.0001 par value per share, and 10,000,000 shares are “blank check” preferred stock, par value $0.0001 per share. We are registering our common stock under this Form 10 pursuant to Section 12(g) of the Exchange Act.

As of December 31, 2015, there were 81,256,574 shares of our common stock issued and outstanding. Subject to preferences that may be applicable to any preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of legally available assets at such times and in such amounts as our Board of Directors may from time to time determine. There are no Preferred shares issued at the time of this filing. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not authorized.

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

Results of Operations

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP"). The discussion of the results of our operations compares the year ended December 31, 2015 with the year ended December 31, 2014, and is not necessarily indicative of the results which may be expected for any subsequent periods. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risks and difficulties.

Comparison of FiscalYears Ended December 31 , 2015 and 2014

To date, we have incurred significant losses from operations, and at December 31, 2015, had an accumulated deficit of $2,761,057. At December 31, 2015, we had $1,379 of cash and cash equivalents. Since inception we raised an aggregate of approximately $2,901,588 in equity financing to fund our operations. Until such time when we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt or equity offerings. There is no assurance that we will be able to raise additional capital when necessary or how much revenue will be obtained from our farming operations.

The financial data for the year ended December 31, 2015 when compared with the operations for the year ended December 31, 2014 reflect a different stage of the Company’s development. In December 31, 2014, the Company started to finalize infrastructure and relationships with national and local government officials and farmers in Laos to start large scale planting operations. There were limited operations consisting of test planting in Laos and Vietnam in year ended December 31, 2014. Also the Company was beginning to create the infrastructure and identify the staff and consultants needed for farming operations in Southeast Asia. In the year ended December 31, 2014, there were very limited planting operations in Laos. In the year ended December 31, 2015 operations consisted of farm maintenance operations as all planting was completed in 2014.

	12 Months of Operations Ended Dcember 31, 2015 ($)	12 Months of Operations Ended Dcember 31, 2014 ($)
Revenue	—	—
Operating Expenses
Consulting fees	214,485	410,970
Legal and professional	96,113	154,252
Stock based compensation	142,548	414,790
Travel	9,139	77,598
Other general and administrative	59,016	149,342
Inventory reserve	115,963	64,320
Loss from operations	(637,264)	(1,271,272)
Net loss before income taxes	(701,577)	(1,283,838)
Income tax provision	—	—
Net loss	(701,577)	(1283,838)

Operating Expenses

In year 2015, General and Administrative (“G&A”) expense decreased by $685,651 versus the same period in 2014. The decrease was due to a general decrease in corporate activity associated with planting and cultivation operations in Laos and the reduced requirement for support staff in the U.S. In Laos, staff and consultants were reduced as training and need for less personnel during the maintenance phase of farm development versus the planting phase reduced. As a result, in year 2015, consulting fees decreased by $196,485 and travel expense decreased by $68,459. Legal and professional expenses decreased by $58,139 compared to the same period last year mainly because the preparation of the registration statement on Form 10 was completed in 2014. The lower stock based compensation as payments for services also contributed to the decrease in G&A expenses by $272,242.

The change in operations from planting crops to maintaining farm operations and the filing of documents required for the Company’s Form 10 and other filings as required by the Securities and Exchange Act of 1934 had a big impact on reducing operating expenses in 2015 versus 2014.

By early 2015 Earth Gen had completed test planting and most planting operations were already completed. Based on the experience of limited planting operations in 2015 management prepared budgets and operating procedures that would provide operating plans and protocols operations in 2015 that reduced expenses.

The Company recorded an inventory reserve of $115,963 for the year ended December 31, 2015 due to the low harvest. For the year ended December 31, 2014 the Company just started to assess inventory reserve in third quarter of 2014.

.

The Company recorded a reserve of $58,058 on the loan receivable from Earthblock due to the uncertainty in collectability.

Liquidity and Capital Resources

Our working capital for the periods presented is summarized as follows:

	As of December 31, 2015 ($)	As of December 31, 2014 ($)
Current assets	$396,470	$553,052
Current liabilities	226,640	184,342
Working capital	$169,830	$368,710

The following table shows cash flows for the periods presented:

	Year Ended December 31,2015 ($)	Year Ended December 31,2014 ($)
Net cash (used in) operating activities	$(291,313)	$(1,263,497)
Net cash (used in) investing activities	-	(16,219)
Net cash provided by financing activities	290,600	1,127,630
Net increase in cash	$(713)	$(152,086)

 Operating Activities

For the year ended December 31, 2015, net cash used in operating activities was $291,313. This was primarily due to a net loss of $701,577 adjusted by non-cash related expenses including depreciation of $3,849, amortization of beneficial conversion feature (“BCF”) debt discount of $51,639, inventory reserve of $115,963, related party loan reserve of $58,058 and stock-based compensation of $142,548, then increased by favorable changes in working capital of $38,207. The favorable changes in working capital mainly resulted from an increase in related party payables of $37,999 and an increase in accounts payable and accrued expense of $18,360, offset by an increase in inventory of $18,000 in capitalized costs of growing crops.

For the year ended December 31, 2014, net cash used in operating activities was $1,263,497. This was primarily due to a net loss of $1,283,338, adjusted by non-cash related expenses including depreciation of $1,933, amortization of BCF debt discount of $11,361, inventory reserve of $64,320 and stock-based compensation of $414,790, then decreased by unfavorable changes in working capital of $472,563. The unfavorable changes in working capital mainly resulted from an increase in inventory of $551,314 in capitalized costs of growing crops and an increase in prepaid expenses and other receivable of $1,514, offset by an increase in accounts payable and accrued expense of $65,059.

Investing activities:

For the year ended December 31, 2014, net cash used in investing activities included equipment acquisition of $15,119 and a non-interest bearing 24-month loan of $1,100 to a non-profit institute, which, in turn, makes micro loans to farmers.

Financing activities

For the year ended December 31, 2015, net cash provided by financing activities mainly resulted from common stock issued in private placements of $278,600. In addition a net of $12,000 was provided by the net of proceeds from new notes less the repayment of existing notes.

For the year ended December 31, 2014, net cash provided by financing activities mainly resulted from common stock issued in private placements of $1,039,630, which includes $31,250 form the exercise of 1,000,000 warrants. In addition $83,000 and $5,000 in capital were obtained from the issuance of convertible notes and promissory notes.

Equity Financings Since August 28, 2012

Since inception, Earth Gen’s funding has been provided by the sale of its common stock for cash. During the year ended December 31, 2015, the Company had proceeds from common stock issuances of $278,600. The Company had total paid in capital of $2,946,743 from inception to December 31, 2015.

Cash Requirements

Our primary objectives for the year 2015 period were to develop and pursue the commercialization of our planned farming operations. We continuously search for industry experts to expand our management team and better position our company. In addition, we expect to raise sufficient capital to fund our operations and to develop additional farmland for cultivation of castor beans and provide support in the form of equipment and personnel to expand operations and provide required working capital.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Expense	Amount
Castor bean agricultural operation	$300,000
Employee compensation	400,000
General and administration	250,000
Professional services fees	100,000
Total	$1,050,000

Historically our funding has been a mixture of private offerings and debt. As of December, 2015, we had cash and cash equivalents of approximately $1,379 and total current assets of $396,470. Of this $396,470 in current assets, we have no specific time at which the Company will receive cash for these current assets.

The Company does not have a commitment for capital. The Company believes that its current cash and expected net cash from operations will provide insufficient capital to cover expenses and debt obligations for the next twelve-month period. The Company intends to use a combination of new equity investment, loans and cash flow from operations to meet its operational needs. At this time the Company has 238 hectares of castor bean farms in production with two harvests expected over the next twelve months period. We estimate an annual yield from our operational farmland of approximately $600,000 based on having two and one half tons of castor beans harvested from each hectare per harvest and selling those beans at $500 per ton on average during 2016 based on historical trend for demand and the futures price quoted on the National Commodities and Derivatives Exchange of India (“NCDEX” Trading System).

Based on projected availability of cash, the Company believes that it has or will have sufficient funds and working capital to cover operating expenses through at least through June, 2016. The Company is expecting to start deliveries of crops in late June 2016 and in November of 2016. The terms for those sales are cash on delivery. Crop deliveries are expected to add to working capital based on the amount of castor beans being harvested and accepted for payment. However, it is difficult to estimate the size of the harvest and the exact delivery dates so capital requirements beyond June 30, 2016 are difficult to predict.

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

In connection with the April 2015 private placement, the Company issued warrants to purchase 3,000,000 shares of Earth Gen common stock on April 26, 2015. Each warrant entitles the holder to purchase one (1) share of Earth Gen common stock at $0.07 per share starting on May 1, 2015 and ending on December 15, 2015.

In connection with the April 2015 private placement, the Company issued warrants to purchase 6,000,000 shares of Earth Gen common stock on April 26, 2015. Each warrant entitles the holder to purchase one (1) share of Earth Gen common stock at $0.07 per share starting on May 1, 2015 and ending on March 31, 2016.

In connection with the April 2015 private placement, the Company issued warrants to purchase 3,000,000 shares of Earth Gen common stock on April 26, 2015, these warrants expired and are no longer able to exercised as of December 15, 2015.

In connection with a consulting agreement, the Company issued warrants to purchase 300,000 shares of Earth Gen common stock on December 12, 2015 as compensation to the consultant. Each warrant entitles the holder to purchase one (1) share of Earth Gen common stock at $0.07 per share starting on April 30, 2016 and ending on December 15, 2017. The fair value of warrants granted was calculated using the Black-Scholes model and amortized over the vesting period.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2015:

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

Due to our small size, we were not able to immediately take any action to remediate these material weaknesses. In the second quarter of 2015, we have invested in inventory management and general ledger software that should improve our internal controls. The implementation is scheduled for 2016. We plan to address additional control deficiencies in the near future. Notwithstanding the assessment that our Internal Controls over Financial Reporting was not effective and that there were material weaknesses identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 10.	DIRECTORS, OFFICERS AMD CORPORATE GOVERNANCE

Set forth below is certain information regarding our directors and executive officers as of December 31, 2015:

Name	Position	Age	Director/Officer Since
George Shen	President, Chairman, Officer and Director	59	August 28,2012

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

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of Fiscal 2015 and Fiscal 2014 for our named executive officer.

Summary Compensation Table

Name	For the Periods	Salary ($)	Stock Awards	All Other Compensation ($)	Total ($)
George Shen(1)	12 months ended December 31, 2015	$60,000	-NONE-	-NONE-	$60,000

George Shen(1)	12 months ended December 31, 2014	$60,000	-NONE-	-NONE-	$60,000

(1)           Mr. Shen was appointed our President, Chief Executive Officer and acting Chief Financial Officer on August 28, 2012.

Employment Agreements

Earth Gen entered into any employment agreement with Tyler Garner, Senior Managing Director of Farming Operations. The term of the agreement is from October 10, 2015 to December 31, 2017. He is to be paid $3500 per month with a $1000 per month per deim reimbursement. After December 31, 2017 his employment is month-to-month “at will”. It is anticipated that in future that if Company operations reach a sustainable level and that the Company’s working capital has reach proper levels that the Board of Directors will consider providing certain other key employees with employment and bonus agreements.

Compensation of Directors

Mr. Shen, the sole director of the Company, received no compensation for his services as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock by George Shen, the only officer and director and other beneficial owners who own more than 5% of our common stock as of March 31, 2016. Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Earth Gen-Biofuel Inc. at 7870 Castleton Street, # 205, City of Industry, California 91748. All amounts are based on post reverse split shares as filed with the Nevada Secretary of State on May 16, 2014 and was effective as July 24, 2014.

Name of Beneficial Owner	Number of Shares Owned	Percentage Beneficially Owned(2,3 and 4)
Directors and Named Executive Officers:
George Shen (1)	8,600,000	25.12%

Current Directors and Executive Officers as a Group (2) person	8,600,000	25.1%

Lucia Kao (3)	2,708,800	5.2
Sean Kai Dan	9,280,000	11.5%
Elias Chavando(4)	5,623,000	6.71%

All 5% or more shareholders	40,379,152	48.7%

(1)          Based on 84,093,431 shares of our common stock issued and outstanding as of March 31, 2016.

(2)          George Shen owns 8,600,000 shares in his personal name. George’s Family Trust DTD 2007 owns 12,500,000. George’s Family Trust is an irrevocable trust and Mr. Shen claims no ownership or control over these shares. The total of shares owned by Mr. Shen and George’s Family Tuust is 21,100,000 shares which is 25.12 % of the issued and outstanding shares.

(3)          Lucia Kao owns 2,708,800 shares in her own name and controls 1,658,352 shares held in the name of China US Yan Ying Investment Holdings. The combined number of shares is 4,367,152 which is 5.2% of the total issued and outstanding shares.

(4)         Elias Chavando has voting control of Conexus Telecom Inc. which owns 3,072,000 shares. Mr. Chavando owns 2,560,000 shares in his own name for total voting control 5,632,000 shares.

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

Transactions with Related Persons

The Company subleases space for its U.S. office at 17870 Castleton Street, # 205 City of Industry, CA. 91748 from its CEO and shareholder, George Shen under a month-to-month lease agreement. Prior to June 30, 2013, the Company was provided office space at no charge by George Shen. Starting July 1, 2013, the Company has been paying office rent at $3,395 directly to the independent third-party lessor under a month-to-month lease agreement between Mr. Shen and the lessor.

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

The firm of SadlerGibb & Associates LLP acts as our independent registered public accounting firm. The aggregate fees billed for the fiscal years ending December 31, 2015 and 2014 for professional services rendered by the firm for the audit of our annual financial statements and review of the financial statements in our financial statements on Form-10 and Form 10-Q were as follows:

	Year End	Year End
	December 31, 2015	December 31, 2014
Audit Fees	$23,000	$19,000
Audit Related Fees	$0	$0
Tax Preparation Fees	$0	$0
All Other Fees	$0	$0
Total	$23,000	$19,000

Our Board of Directors preapproved all services provided by the auditors and the Board of Directors reviewed all fees and all of the above services.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Date: April 14, 2016	EARTH GEN-BIOFUEL INC.

	By:	/s/ GEORGE SHEN
		Name:	George Shen
		Title:	President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, as amended, this Annual Report has been signed by the following persons on behalf of the Registrant in the capacity and on the dates indicated:

Signature	Title	Date

/s/ GEORGE SHEN	Chief Executive Officer,	April 14, 2016
George Shen	Chief Financial Officer,
Principal Accounting Officer and
Director

INDEX TO EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1	Agreement of Share Exchange and Plan of Reorganization dated September 25, 2012 by and between EarthBlock Technologies Inc. and Earth Gen-Biofuel Inc.*
3.1	Bylaws of Earth Gen-Biofuel Inc.*
3.2	Amended and Restated Articles of Incorporation of Earth Gen-Biofuel Inc.*
4.1	Form of Warrant 2013*
4.2	Form of Warrant 2014*
4.3	Form of Warrant 2015
10.1	Form of Master Castor Bean Farming Agent Agreement*
10.2	Rescission Agreement by and among EarthBlock Technology, Inc., Earth Gen-Biofuel Inc. and certain shareholders of EarthBlock Technology, Inc. dated October 21, 2013*
10.3	Agreement of Exchange by and between EarthBlock Technology, Inc., Earth Gen-Biofuel Inc. dated September 25, 2012*
10.4	Output Purchase Contract between the Company and Zibo Broadbond International Trade Co Ltd dated January 25, 2014*
14.1	Code of Conduct*
21.1	Subsidiaries of Registrant*
31	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Previously filed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Earth Gen-Biofuel, Inc.

We have audited the accompanying consolidated balance sheets of Earth Gen-Biofuel, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Earth Gen-Biofuel, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated deficit since inception through December 31, 2015 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 14, 2016

EARTH GEN-BIOFUEL INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014

ASSETS
Current Assets
Cash	$1,379	$2,092
Prepaid expenses and other receivables	4,960	4,808
Inventories, net	389,031	486,994
Loan receivable	1,100	1,100
Due from related party	-	58,058
Total Current Assets	396,470	553,052

Property and equipment, net	15,856	19,705

Total Assets	$412,326	$572,757

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$105,701	$87,340
Notes payable	3,500	3,000
Notes payable-related party	14,995	7,000
Convertible notes, net	83,000	31,361
Due to officer	19,444	55,641
Total Current Liabilities	226,640	184,342

Commitments and contingencies	-	-

Stockholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value, 690,000,000 shares authorized,
81,256,574 and 75,080,817 shares issued and outstanding at December 31, 2015 and 2014, respectively	8,126	7,508
Additional paid-in capital	2,938,617	2,440,387
Accumulated deficit	(2,761,057)	(2,059,480)
Total Stockholders' Equity	185,686	388,415

Total Liabilities and Stockholders' Equity	$412,326	$572,757

The accompanying notes are an integral part of these financial statements.

EARTH GEN-BIOFUEL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014

Revenues	$-	$-

Operating expenses:
General and administrative	521,301	1,206,952
Inventory reserve	115,963	64,320
Total operating expenses	637,264	1,271,272

Loss from operations	(637,264)	(1,271,272)

Other Income (Expense)
Interest income	-	125
Interest expense	(56,230)	(12,191)
Related party loan reserve	(58,058)	-
Other income	49,975	-
Total other (Expense)	(64,313)	(12,066)

Loss before income taxes	(701,577)	(1,283,338)
Provision for income taxes	-	-

Net loss	$(701,577)	$(1,283,338)

Net loss per common share
Basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding
Basic and diluted	77,869,245	73,667,299

The accompanying notes are an integral part of these financial statements.

EARTH GEN-BIOFUEL INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

BALANCE, DECEMBER 31, 2013	74,292,880	$7,429	923,046	$(776,142)	$154,333

Common stock issued for cash	10,555,070	1,056	1,038,574	-	1,039,630

Common stock issued for services	3,299,267	330	414,460	-	414,790

Common stock rescinded	(13,066,400)	(1,307)	1,307	-	-

Discount on convertible note	-	-	63,000	-	63,000

Net loss	-	-	-	(1,283,338)	(1,283,338)

BALANCE, DECEMBER 31, 2014	75,080,817	$7,508	$2,440,387	$(2,059,480)	$388,415

Common stock issued for cash	3,039,357	304	278,296	-	278,600

Common stock issued for services	2,036,400	204	142,344	-	142,548

Common stock issued for debt conversion	1,100,000	110	77,590	-	77,700

Net loss	-	-	-	(701,577)	(701,577)

BALANCE, DECEMBER 31, 2015	81,256,574	$8,126	$2,938,617	$(2,761,057)	$185,686

The accompanying notes are an integral part of these financial statements.

EARTH GEN-BIOFUEL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2015	2014
Operating Activities:
Net loss	$(701,577)	$(1,283,338)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	3,849	1,933
Amortization of BCF debt discounts	51,639	11,361
Inventory reserve	115,963	64,320
Related party loan reserve	58,058	-
Stock-based compensation	142,548	414,790
Changes in operating assets and liabilities:
Inventory	(18,000)	(551,314)
Prepaid expenses and other receivables	(152)	(1,514)
Related party payables	37,999	15,206
Accounts payable and accrued expenses	18,360	65,059
Net cash used in operating activities	(291,313)	(1,263,497)

Investing Activities:
Loan advance	-	(1,100)
Purchases of property and equipment	-	(15,119)
Net cash used in investing activities	-	(16,219)

Financing Activities:
Proceeds from notes payable	7,000	5,000
Proceeds from related party note payable	13,500	-
Repayment to notes payable	(6,500)	-
Repayment to related party note payable	(2,000)	-
Proceeds from convertible note	-	83,000
Proceeds from stock issuances	278,600	1,039,630
Net cash provided by financing activities	290,600	1,127,630

Net change in cash	(713)	(152,086)
Cash, beginning of period	2,092	154,178

Cash, end of period	$1,379	$2,092

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for accrued liabilities and note payable, related parties	$77,700	$-
Discount on convertible note	$-	$63,000

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

Note 2—Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2015, the Company has an accumulated deficit since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

EARTH GEN-BIOFUEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

As of December 31, 2015, the Company's cash are considered Level 1 instruments. The Company does not have any Level 2 or 3 instruments.

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

The Company has issued common stock purchase warrants and entered into convertible note; however, they are anti-dilutive given the net loss incurred for the periods presented. As a result, 4,889,286 potentially dilutive common stock equivalents (presented post-dividend and post-split) were excluded from the calculation of diluted loss per common share as of December 31, 2015. Therefore, dilutive and basic losses per common share are equal.

Comprehensive Income

The Company has no items that represent other comprehensive income (loss). Net loss and comprehensive loss are identical.

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

In assessing the ultimate realization of inventories, management makes judgments as to future demand requirements compared to current or committed inventory levels. The Company’s reserve requirements generally increase or decrease with its projected demand requirements and market conditions. The Company estimates the demand requirements based on market conditions, forecasts prepared by its customers, sales contracts and orders in hand.

In addition, the Company estimates net realizable value based on intended use, current market value and inventory ageing analyses. The Company writes down the inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

EARTH GEN-BIOFUEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the above assessment, the Company recorded an inventory reserve of $115,963 and $64,320 as of December 31, 2015 and 2014, respectively.

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

EARTH GEN-BIOFUEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 4—Inventory

Inventory consists of:

	December 31,	December 31,
	2015	2014

Capitalized costs of growing crops	$569,314	$551,314
Total inventory	569,314	551,314

Less: inventory reserve	(180,283)	(64,320)
Inventory, net	$389,031	$486,994

EARTH GEN-BIOFUEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5— Property and Equipment

Property and equipment consist of:

	December 31,	December 31,
	2015	2014

Machinery and equipment	$11,240	$11,240
Automobile	7,000	7,000
Office equipment	4,216	4,216
Total	22,456	22,456
Less: accumulated depreciation	(6,600)	(2,751)

Property and equipment, net	$15,856	$19,705

For the years ended December 31, 2015 and 2014 depreciation expenses were $3,849 and $1,933, respectively.

Note 6— Due from Related Parties

The Company and EarthBlock advance each other monies in the normal course of business. During the period ended December 31, 2015, net funds provided to EarthBlock were $58,058. There have been no new advances for the year ending December 31, 2015. The advances do not have written note, do not accrued interest and are due on demand.

As of December 31, 2015 and December 31, 2014, the Company owed $19,444 and $55,641 to George Shen, CEO and shareholder of the Company for accrued service fees and monies advanced to and repaid from the Company in the normal course of business. On June 29, 2015, the Company paid accrued service fees of $70,700 to Mr. Shen and money advanced by Mr. Shen of $7,000 with the issuance of 1,100,000 shares of the Company’s restricted common stock.

Prior to September 30, 2013, the Company was provided office space at no charge by George Shen Starting July 1, 2013, the Company has been paying office rent at $3,360 under a month-to-month lease agreement and is now paying $3,495 per month.

The Company obtained short-term loans from a company in which George Shen is also an officer and from certain shareholders for working capital purposes.

Promissory note from related parties consists of:

	December 31, 2015	December 31, 2014
Promissory note due related party, interest at 2% per annum, default interest at additional 5%, due July 30, 2015, note is in default	$2,000	$2,000
Promissory note due related party, no interest, due January 30, 2016	1,000	-
Promissory note due shareholder, no interest, due September 20, 2013, note is in default	3,000	5,000
Promissory note due shareholder, no interest, default interest at additional 5%, due October 30, 2015, note is in default	2,000	-
Promissory note due shareholder, no interest, due January 31, 2016	1,000	-
Promissory note due shareholder, no interest, due March 15, 2016	2,500	-
Payable due shareholder, no written note	3,495	-
Total	$14,995	$7,000

For the over-due promissory notes, there has been no demand for repayment.

EARTH GEN-BIOFUEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7— Notes Payable

The Company obtained short-term loans from an unrelated parties for working capital purposes.

Note payable consists of:

	December 31, 2015	December 31, 2014
Promissory notes due unrelated party, interest at 2% per annum, default interest at additional 5%, due July 30, 2015	$-	$3,000
Promissory notes due unrelated party, no interest, default interest at additional 5%, due October 30, 2015	3,500	-
Total	$3,500	$3,000

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

The Company calculated $63,000 for the intrinsic value of the beneficial conversion feature (“BCF”) of the convertible notes (based on the last sale price of $0.15 per share) and recorded the $63,000 BCF as a debt discount and as an addition to additional paid-in capital on effective date of the notes. The debt discount is being amortized to interest expense over the term of the note. As of December 31, 2015, the BCF has been fully amortized. For the years ended December 31, 2015 and 2014, $51,639 and $11,361 of BCF debt discount was amortized to interest expense.

EARTH GEN-BIOFUEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Stockholders’ Equity

At December 31, 2015, the Company is authorized to issue 690,000,000 shares of $0.0001 par value common stock and 10,000,000 of $0.0001 par value preferred stock.

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

As of December 31, 2015, 81,256,574 shares were issued and outstanding. As a result of above stock split and reverse split, at December 31, 2014, 75,080,817 shares were issued and outstanding after adjusted for the stock split and reverse split.

Private Placements of Common Stock

From January 1, 2015 to December 31, 2015, Earth Gen issued to investors 3,039,357 shares of its common stock at the offering price of $0.07 to $0.15 per share for an aggregate amount of $278,600. No commissions were paid. There was no agreement to register shares offered in this private placement.

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

Restricted Stock Awards (“RSA”) Issued for Services

All reference to numbers of shares issued for warrants and per share price is based on a post-stock-dividend and post-reverse-split amount. During the years ended December 31, 2015 and 2014, the Company granted 2,036,400 and 3,299,267 RSAs to various consultants for their services provided to the Company.

As of December 31, 2015 and 2014, all RSAs are vested and there was no unrecognized compensation cost related to RSAs.

For the years ended December 31, 2015 and 2014, stock-based compensation expense was $142,548 and $ 414,790, respectively. The value of the shares issued was based on the fair value of the stock issued, which was based on the most recent sale of common stock for cash.

EARTH GEN-BIOFUEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the April 2015 private placement, the Company issued warrants to purchase 3,000,000 shares of Earth Gen common stock on April 26, 2015. Each warrant entitles the holder to purchase one (1) share of Earth Gen common stock at $0.07 per share starting on May 1, 2015 and ending on December 15, 2015.

In connection with the April 2015 private placement, the Company issued warrants to purchase 6,000,000 shares of Earth Gen common stock on April 26, 2015. Each warrant entitles the holder to purchase one (1) share of Earth Gen common stock at $0.07 per share starting on May 1, 2015 and ending on March 31, 2016.

In connection with a consulting agreement, the Company issued warrants to purchase 300,000 shares of Earth Gen common stock on December 12, 2015 as compensation to the consultant. Each warrant entitles the holder to purchase one (1) share of Earth Gen common stock at $0.07 per share starting on April 30, 2016 and ending on December 15, 2017. The fair value of warrants granted was calculated using the Black-Scholes model and amortized over the vesting period. At December 31, 2015, unrecognized stock-based consulting expense was $18,518.

These warrants have standard anti-dilution language to allow for recapitalizations and distributions. The warrants are equity classified and amounts attributable to the warrants are classified within additional paid-in capital. All reference to numbers of shares issued for warrants and per share price is based on a post-stock-dividend and post-reverse-split amount.

A summary of the status of the Company’s warrants outstanding as of December 31, 2015 is presented below:

Number of Shares

Outstanding at December 31, 2014	7,202,000
Granted	9,300,000
Expired	(3,000,000)
Outstanding at December 31, 2015	13,502,000
Exercisable at December 31, 2015	13,202,000

The following table summarizes information about warrants outstanding as of December 31, 2015:

Options and Warrants Outstanding				Options and Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.03	7,000,000	0.96	$0.03	7,000,000	$0.03
$0.50	202,000	0.75	$0.50	202,000	$0.50
$0.07	6,300,000	0.33	$0.07	6,000,000	$0.07
	13,502,000	0.66	$0.06	13,202,000	$0.06

EARTH GEN-BIOFUEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Income Taxes

The Company is subject to taxation in the United States. As of December 31, 2015, the Company had Federal net tax operating loss carry forwards of approximately $2,638,679 available to offset future taxable income. The carry forwards expire in varying amounts through 2034.

Significant components of the Company’s deferred tax assets as of December 31, 2015 and 2014 are listed below:

	December 31,	December 31,
	2015	2014

Deferred tax assets:
Net operating loss carry-forwards	$238,536	$436,335
Total deferred tax assets	238,536	436,335
Less: valuation allowance	(238,536)	(436,335)
Net deferred tax assets	$-	$-

A valuation allowance of $238,536 and $436,335 for the years ended December 31, 2015 and 2014, respectively, was recognized to offset the net deferred tax assets, as realization of such assets is uncertain.

A reconciliation of incomes taxes using the statutory income tax rate, compared to the effective rate, is as follows:

	Year Ended December 31,
	2015	2014

Federal tax benefit at the expected statutory rate	34%	34%
Change in valuation allowance	-34%	-34%

Effective rate	-	-

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in general and administrative expenses in the consolidated statements of operations.

EARTH GEN-BIOFUEL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2015 and 2014, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

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

Note 11 – Subsequent Events

From January 1, 2016 through March 31, 2016, the Company obtained cash proceeds of $15,000 from January 1, 2016 to March 31, 2016 for the purchase of 150,000 shares of restricted common stock at a price of $0.10 per share. Of the shares purchase 50,000 shares were issued and 100,000 shares were pending issue as of March 31, 2016.

During the period January 1, 2016 through March 31, 2016 the Company granted 186,857 RSAs to various consultants for their services provided to the Company and valued at $18,686. As of March 31, 2016, all RSAs are vested. The value of the shares issued was based on the fair value of the stock at the time of it was issued or agreed upon value of services rendered.

On March 16, 2016 Earth Gen formed a Nevada corporation, Earth-Eco Agriculture Inc. a company formed to complete the purchase of farming rights in Laos. On March 16, 2016, Earth-Eco Agriculture Inc. purchase the rights to all products derived from a Laos farm whose owner is a US citizen. The farm covers nearly twenty-seven acres and has approximately 9,000 Aguilaria trees, which are cultivated to produce Agarwood. The purchase agreement called for Earth Gen to issue 2,500,000 shares of restricted common stock in exchange for owing 100% of Earth-Eco Agriculture. Earth Eco Agriculture will in turn issue those shares to Seller for of the rights for 70% of all agarwood production from the farm for a period of 40 year from the date of the agreement. The seller will also receive a deferred payment of $100,000 due at the time Earth-Eco obtains $300,000 in equity financing or $100,000 from the profits of operations. If the $100,000 is not available from these two sources then starting in January of 2017 Earth Eco will be obligated to pay the Seller $5,000 per month. At this time it is not anticipated that sales of any products will be made in 2016, however it is anticipated that funding will be provided to Earth Eco direct investments in Earth-Eco to support operations.

On March 22, 2016 the Company entered into a promissory Note for a loan of $22,985 with an affiliate of the Company. The note bears no interest and is due November 30, 2016 with a one hundred day extension.

