Form 10-Q
period 2016-03-31
Earth Gen-Biofuel, Inc.
filed 2016-05-23
CIK 1614924

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 23, 2016, the issuer had 84,614,431 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

EARTH GEN-BIOFUEL, INC.

For the quarter ended March 31, 2016

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS.

EARTH GEN-BIOFUEL INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)

ASSETS
Current Assets
Cash	$21,752	$1,379
Prepaid expenses and other receivables	4,960	4,960
Inventories, net	360,565	389,031
Loan receivable	1,100	1,100
Total Current Assets	388,377	396,470

Property and equipment, net	14,894	15,856

Timber rights	625,000	-

Total Assets	$1,028,271	$412,326

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$109,413	$105,701
Notes payable	3,500	3,500
Notes payable-related party	59,971	14,995
Convertible notes, net	83,000	83,000
Due to related party	34,444	19,444
Total Current Liabilities	290,328	226,640

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 690,000,000 shares authorized, 83,993,431 and 81,256,574 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	8,399	8,126
Additional paid-in capital	3,622,920	2,938,617
Stock subscription payable	10,000	-
Accumulated deficit	(2,903,376)	(2,761,057)
Total Stockholders' Equity	737,943	185,686

Total Liabilities and Stockholders' Equity	$1,028,271	$412,326

The accompanying notes are an integral part of these consolidated financial statements.

EARTH GEN-BIOFUEL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

Revenues	$-	$-

Operating expenses:
General and administrative	112,326	110,016
Inventory reserve	28,466	30,566
Total operating expenses	140,792	140,582

Loss from operations	(140,792)	(140,582)

Other Income (Expense)
Interest expense	(1,527)	(17,363)
Total other (Expense)	(1,527)	(17,363)

Loss before income taxes	(142,319)	(157,945)
Provision for income taxes	-	-

Net loss	$(142,319)	$(157,945)

Net loss per common share
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
Basic and diluted	81,490,338	75,149,498

The accompanying notes are an integral part of these consolidated financial statements.

EARTH GEN-BIOFUEL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31
	2016	2015
Operating Activities:
Net loss	$(142,319)	$(157,945)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	962	962
Amortization of debt discounts	-	16,376
Inventory reserve	28,466	30,566
Stock-based compensation	54,577	-
Changes in operating assets and liabilities:
Inventory	-	(18,000)
Accounts payable and accrued expenses	3,712	(2,013)
Related party payables	18,000	4,835
Net cash used in operating activities	(36,602)	(125,219)

Investing Activities:	-	-

Financing Activities:
Proceeds from related party note payable	41,975	-
Repayment to notes payable	-	(3,000)
Proceeds from common stock issuances	5,000	105,500
Cash received for stock subscriptions payable	10,000	28,000
Net cash provided by financing activities	56,975	130,500

Net change in cash	20,373	5,281
Cash, beginning of period	1,379	2,092

Cash, end of period	$21,752	$7,373

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for timber rights	$625,000	$-

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

In March of 2016, Earth-Eco Agriculture Inc. (“Earth-Eco”) was formed as a Nevada corporation and 100% owned subsidiary of Earth Gen-Biofuel Inc. There were no operation of Earth-Eco Agriculture for the period ended March 31, 2016. Earth-Eco Agriculture Inc. was formed for the management of Earth Gen-Biofuel Inc’s non-castor bean operations.

Note 2—Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2016, the Company has an accumulated deficit since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Unaudited Interim Financial Information

These unaudited interim financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

The balance sheets and certain comparative information as of December 31, 2015 are derived from the audited financial statements and related notes for the year ended December 31, 2015 (“2015 Annual Financial Statements”), included in the Company’s 2015 Annual Report on Form 10-K. These unaudited interim financial statements should be read in conjunction with the 2015 Annual Financial Statements.

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

The Company has issued common stock purchase warrants and entered into convertible note; however, they are anti-dilutive given the net loss incurred for the periods presented. As a result, 7,139,286 potentially dilutive common stock equivalents (presented post-dividend and post-split) were excluded from the calculation of diluted loss per common share as of March 31, 2016. Therefore, dilutive and basic losses per common share are equal.

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

Based on the above assessment, the Company recorded an inventory reserve of $28,466 and $115,963 as of March 31, 2016 and December 31, 2015, respectively.

Timber Rights

Timber rights represent the exclusive rights acquired by the Company to extract and purchase all commercial timber logs extractable from a designated timber concession area.

Timber rights are stated at cost less accumulated amortization and impairment loss, if any.

The timber rights are amortized on the basis of the volume of timber logs extracted during the year as a proportion of the total estimated timber logs extractable over the remaining period of timber extraction.

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

Note 4—Inventory

Inventory consists of:

	March 31,	December 31,
	2016	2015

Capitalized costs of growing crops	569,314	569,314
Total inventory	$569,314	$569,314

Less: inventory reserve	(208,749)	(180,283)
Inventory, net	$360,565	$389,031

Note 5— Property and Equipment

Property and equipment consist of:

	March 31,	December 31,
	2016	2015

Machinery and equipment	$11,240	$11,240
Automobile	7,000	7,000
Office equipment	4,216	4,216
Total	22,456	22,456
Less: accumulated depreciation	(7,562)	(6,600)

Property and equipment, net	$14,894	$15,856

For the three months ended March 31, 2016 and 2015, depreciation expenses were $962 and $962, respectively.

Note 6— Timber Rights

On March 16, 2016, Earth-Eco purchased the rights to all products derived from Phonehong Tree Farms, a farm located in the Laos People’s Democratic Republic. The farm covers nearly 27 acres and has approximately 9,000 Aguilaria trees, which are cultivated to produce Agarwood. According to the purchase agreement, Phonehong Tree Farms assigned the rights to all Agarwood trees on the land and the future rights to all products grown on the land for a period of 40 years to Earth-Eco. In exchange for the rights, Earth Gen issued 2,500,000 shares of its restricted common stock to the owner of Phonehong Tree Farms. The shares were valued at $625,000, which was the fair value of the stock at the time of entering the purchasing agreement.

Note 6— Due from Related Parties

The Company and EarthBlock advanced each other monies in the normal course of business. The advances do not have written note, do not accrued interest and are due on demand. There have been no new advances. At December 31, 2015, the Company recorded a reserve of $58,058.

As of March 31, 2016 and December 31, 2015, the Company owed $34,444 and $19,444 to George Shen, CEO and shareholder of the Company for accrued service fees and monies advanced to and repaid by the Company in the normal course of business. The advances do not have written note, do not accrue interest and are due on demand.

Prior to September 30, 2013, the Company was provided office space at no charge by George Shen. Starting July 1, 2013, the Company has been paying office rent at $3,360 under a month-to-month lease agreement and is now paying $3,495 per month. Starting in February 2016, the Company has sub-leased part of the office space to a company in which George Shen is also a shareholder.

The Company obtained short-term loans from a company in which George Shen is also an officer and from certain shareholders for working capital purposes.

Promissory note from related parties consists of:

	March 31, 2016	December 31, 2015
Promissory note due related party, interest at 2% per annum, default interest at additional 5%, due July 30, 2015, in default	$2,000	$2,000
Promissory note due related party, no interest, due January 30, 2016, in default	1,000	1,000
Promissory note due shareholder, no interest, due September 20, 2013, in default	3,000	3,000
Promissory note due shareholder, no interest, default interest at additional 5%, due October 30, 2015, in default	2,000	2,000
Promissory note due shareholder, no interest, due January 31, 2016, in default	1,000	1,000
Promissory note due shareholder, no interest, due March 15, 2016, in default	2,500	2,500
Promissory note due shareholder, no interest, due March 15, 2016, in default	3,495	3,495
Promissory note due related party, no interest, due June 30, 2016	3,495	-
Promissory note due related party, no interest, due November 30, 2016	3,495	-
Promissory note due related party, no interest, due November 30, 2016	22,968	-
Promissory note due shareholder, no interest, due November 15, 2016	12,000	-
Promissory note due shareholder, no interest, due November 30, 2016	3,000
Total	$59,971	$14,995

For the over-due promissory notes, there has been no demand for repayment.

Note 7— Notes Payable

The Company obtained short-term loans from an unrelated party for working capital purposes.

Note payable consists of:

	March 31, 2016	December 31, 2015
Promissory notes due unrelated party, no interest, default interest at additional 5%, due October 30, 2015, note is in default	$3,500	$3,500
Total	$3,500	$3,500

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

The Company calculated $63,000 for the intrinsic value of the beneficial conversion feature (“BCF”) of the convertible notes (based on the last sale price of $0.15 per share) and recorded the $63,000 BCF as a debt discount and as an addition to additional paid-in capital on effective date of the notes. The debt discount is being amortized to interest expense over the term of the note. The BCF has been fully amortized since December 31, 2015.

.

Note 9—Stockholders’ Equity

At March 31, 2016, the Company is authorized to issue 690,000,000 shares of $0.0001 par value common stock and 10,000,000 of $0.0001 par value preferred stock.

As of March 31, 2016, 83,993,431 shares were issued and outstanding. At December 31, 2015, 81,256,574 shares were issued and outstanding.

Private Placements of Common Stock

From January 1, 2016 to March 31, 2016, Earth Gen issued to investors 150,000 shares of its common stock at the offering price of $0.10 per share for an aggregate amount of $15,000. There were 100,000 shares fully paid that were not yet issued as of March 31, 2016 and were issued on April 4, 2016.

Restricted Stock Awards (“RSA”) Issued for Services

During the period January 1, 2016 through March 31, 2016 the Company granted 186,857 RSAs to various consultants for their services provided to the Company and valued at $40,174. As of March 31, 2016, all RSAs are vested and there was no unrecognized compensation cost related to RSAs. The value of the shares issued was based on the fair value of the stock at the time of it was issued or agreed upon value of services rendered.

Common Stock Issued for Acquisition

On March 16, 2016, Earth-Eco Agriculture Inc. was formed as a Nevada corporation and 100% owned subsidiary of Earth Gen-Biofuel Inc. Earth Gen-Biofuel Inc. issued 2,500,000 shares of Earth Gen-Biofuel Inc. ‘restricted” common stock for the purchase of the rights to the Agarwood production from a 27-acre Phonehong Tree Farm in the Laos People’s Democratic. The shares were valued at $625,000.

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

In connection with a consulting agreement, the Company issued warrants to purchase 300,000 shares of Earth Gen common stock on December 12, 2015 as compensation to the consultant. Each warrant entitles the holder to purchase one (1) share of Earth Gen common stock at $0.07 per share starting on April 30, 2016 and ending on December 15, 2017. The fair value of warrants granted was calculated using the Black-Scholes model and amortized over the vesting period. At March 31, 2016, $14,403 was amortized to stock-based compensation expense and the unrecognized stock-based consulting expense was $4,115.

These warrants have standard anti-dilution language to allow for recapitalizations and distributions. The warrants are equity classified and amounts attributable to the warrants are classified within additional paid-in capital. All reference to numbers of shares issued for warrants and per share price is based on a post-stock-dividend and post-reverse-split amount.

A summary of the status of the Company’s warrants outstanding as of March 31, 2016 is presented below:

Number of Shares

Outstanding at December 31, 2015	13,502,000
Expired	(6,000,000)
Outstanding at March 31, 2016	7,502,000
Exercisable at March 31, 2016	7,202,000

The following table summarizes information about warrants outstanding as of March 31, 2016:

Options and Warrants Outstanding				Options and Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.03	7,000,000	0.71	$0.03	7,000,000	$0.03
$0.50	202,000	0.50	$0.50	202,000	$0.50
$0.07	300,000	1.71	$0.07	-	-
	7,502,000	0.74	$0.05	7,202,000	$0.04

For the three months ended March 31, 2016 and 2015, stock-based compensation expense was $54,577 and $0, respectively.

Note 10—Income Taxes

The Company is subject to taxation in the United States. As of March 31, 2016, the Company had Federal net tax operating loss carry forwards of approximately $2,741,583 available to offset future taxable income. The carry forwards expire in varying amounts through 2034.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in general and administrative expenses in the consolidated statements of operations.

For the three months ended March 31, 2016 and 2015, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

Note 11—Commitments and Contingencies

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

Note 12 – Subsequent Events

April 1, 2016 through May 18, 2016 Private Placement of Common Stock

The Company received $60,000 for the purchase of 400,000 shares of Restricted Common stock during the period from April 1, 2016 to May 18, 2016. There was a subscription owing on the purchase of 20,000 shares as on May 18, 2016.

During the period April 1, 2016 through May 18, 2016 the Company granted 101,000 RSAs to various consultants for their services provided to the Company and valued at $23,440. The value of the shares issued was based on the fair value of the stock at the time of it was issued or agreed upon value of services rendered.

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

Earth Gen-Biofuel Inc. formed a new wholly owned subsidiary Earth-Eco Agriculture Inc. (“Earth-Eco”) as a Nevada corporation on March 16, 2016. This new subsidiary was formed to manage agricultural operations that are not Castor Bean related for its parent company Earth Gen-Biofuel Inc.

On March 16, 2016 Earth-Eco purchased the rights to the Agarwood production from a 27-acre plantation in the Laos People’s Democratic Republic containing over 9,000 mature Aquilaria trees for the production of Agarwood. Earth Gen-Biofuel Inc. issued 2,500,000 shares of “restricted” Common stock to the Seller to complete the purchase. The shares were valued at $625,000.

The Phonehong Tree Farm was not an operating business at the time Earth-Eco purchased the rights to the tree production. Trees on the 26-acre land area were planted in 2006 and there have been no operations since that time except an occasional effort to clear underbrush in the planted area. Aquilaria trees after 10 to 20 years are susceptible to a natural occurring virus that infects the tree and rots the core of tree. This rotten core is what becomes the highly valued Agarwood.

Going forward, Earth-Eco Agriculture Inc. will be providing the working capital to start to commercialize the 26-acre Phonehong Tree farm. Active operations are planned to start in September of 2016, after the rainy season. The process of introducing the Agarwood causing virus to the Aquilaria trees is planned to start in September of 2016. In addition to a certain amount of farm infrastructure, there are plans to build housing for a limited number of staff and equipment. It is expected that the Aquilaria trees will have developed enough Agarwood to start harvesting operations in late 2018. The harvesting process will continue over a 4 to 5-year period.

Results of Operations

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP"). The discussion of the results of our operations compares three months ended March 31, 2016 with the three months ended March 31, 2015, and is not necessarily indicative of the results which may be expected for any subsequent periods. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risks and difficulties.

Comparison of Three Months Ended March 31, 2016 and 2015

As of March 31, 2016, we have incurred significant losses from operations, and at March 31, 2016, had an accumulated deficit of $2,903,376. At March 31, 2016, we had $ 21,752 of cash and cash equivalents. Since inception we raised an aggregate of approximately $2,961,743 in equity financing to fund our operations. Until such time when we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt or equity offerings. There is no assurance that we will be able to raise additional capital when necessary or how much revenue will be obtained from our farming operations.

The financial data for the quarter ended March 31, 2016 when compared with the operations for the quarter ended March 31, 2015 reflect a different stage of the Company’s development. In the first quarter of 2015, the Company started planting operations. Also the Company was beginning to create the infrastructure and identify the staff and consultants needed for farming operations in Southeast Asia. In the three month period ended March 31, 2016 there were very limited planting operations in Laos. In the three months ending on March 31, 2016 operations consisted of farm maintenance operations and the start of preparing a new farming area of thirty hectares that are planned to be planted in May of 2016.

The formation of Earth Gen’s new subsidiary Earth-Eco on March 16, 2016 had no operations during the period ended March 31, 2016. This subsidiary’s operations are focused on non-castor bean businesses of the Company. Earth Gen issued 2,500,000 shares of restricted common stock to complete the acquisition of forestry rights to a 27-acre farm that is cultivating Aquilaria trees for the production of Agarwood. The stock was valued at $625,000. It is expected that during the balance of the 2016 Earth Gen will incur expenses in regard to maintaining the Aquilaria forest and preparing to commercialize the operations.

	Three Months Ended March 31, 2016 ($)	Three Months Ended March 31, 2015 ($)
Revenue	-	-
Operating Expenses
Consulting fees	34,730	71,900
Legal and professional	13,274	16,862
Stock based compensation	54,577	-
Inventory reserve	28,466	30,566
Other general and administrative	9,745	21,254
Loss from operations	(140,792)	(140,582)
Interest expense	1,527	17,363
Net loss before income taxes	(142,319)	(157,945)
Income tax provision	—	—
Net loss	(142,319)	(157,945)

Operating Expenses

In the first quarter of 2016, General and Administrative (“G&A”) expense was largely flat versus the same period in 2015. In the first quarter of 2016, consulting fees decreased by $37,170 due to reduced staff and consultants in Laos during the maintenance phase of farm development and reduced requirement for support staff in the U.S and other G&A expenses decreased by $11,509 compared to the same period in 2015. The higher stock based compensation of $54,577 partly offset the decrease in G&A expense.

Liquidity and Capital Resources

Our working capital for the periods presented is summarized as follows:

	As of March 31, 2016 ($)	As of December 31, 2015 ($)
Current assets	$388,377	$396,470
Current liabilities	290,328	226,640
Working capital	$98,049	$169,830

The following table shows cash flows for the periods presented:

	Three Months Ended March 31,
	2016	2015
Net cash (used in) operating activities	$(36,602)	$(125,219)
Net cash (used in) investing activities	-	-
Net cash provided by financing activities	56,975	130,500
Net increase in cash	$20,373	$5,281

Operating Activities

For the three months ended March 31, 2016, net cash used in operating activities was $36,602. This was primarily due to a net loss of $142,318, adjusted by non-cash related expenses including depreciation of $962, inventory reserve of $28,466 and stock-based compensation of $54,577, then increased by favorable changes in working capital of $21,712. The favorable changes in working capital mainly resulted from an increase in accounts payable and accrued expenses of $3,712 and increase in related party payables of $18,000..

For the three months ended March 31, 2015, net cash used in operating activities was $125,219. This was primarily due to a net loss of $157,945, adjusted by non-cash related expenses including depreciation of $962, amortization of BCF debt discount of $16,376 and inventory reserve of $30,566, then decreased by unfavorable changes in working capital of $15,178. The unfavorable changes in working capital mainly resulted from an increase in inventory of $18,000 in capitalized costs of growing crops, offset by a decrease in accounts payable and accrued expenses of $2,013.

Financing activities

For the three months ended March 31, 2016, net cash provided by financing activities mainly resulted from common stock issued in private placements of $15,000, and proceeds from related party note payable of $41,975.

For the three months ended March 31, 2015, net cash provided by financing activities mainly resulted from common stock issued in private placements of $133,500, offset by $3,000 repayment for note payable.

Equity Financings

Since inception, Earth Gen’s funding has been provided by the sale of its common stock for cash. During the quarter ended March 31, 2016, the Company had proceeds from common stock issuances of $15,000. The Company had total paid in capital of $2,961,743 from inception to March 31, 2016.

Cash Requirements

Our primary objectives for the year 2016 period are to develop and pursue the commercialization of our planned farming operations. We continuously search for industry experts to expand our management team and better position our company. In addition, we expect to raise sufficient capital to fund our operations and to develop additional farmland for cultivation of castor beans and provide support in the form of equipment and personnel to expand operations and provide required working capital.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Expense	Amount
Castor bean agricultural operation	$350,000
Employee compensation	225,000
Phonehong Tree Farm operations	150,000
General and administration	225,000
Professional services fees	75,000
Total	$1,025,000

Historically our funding has been a mixture of private offerings and debt. As of March 31, 2016, we had cash and cash equivalents of approximately $21,752 and other current assets of $366,625. Of these current assets, we have no specific time at when the Company will receive cash for the other current assets.

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

Private Placements of Common Stock 2016

From January 1, 2016 through March 31, 2016, the Company obtained cash proceeds of $15,000 from January 1, 2016 to March 31, 2016 for the purchase of 150,000 shares of restricted common stock at a price of $0.10 per share. Of the shares purchase 50,000 shares were issued and 100,000 shares were pending issue as of March 31, 2016.

During the period January 1, 2016 through March 31, 2016 the Company granted 186,857 RSAs to various consultants for their services provided to the Company and valued at $40,174. As of March 31, 2016, all RSAs are vested. The value of the shares issued was based on the fair value of the stock at the time of it was issued or agreed upon value of services rendered.

On March 16, 2016, Earth-Eco purchased the rights to all products derived from a Laos forestry farm The purchase agreement called for Earth Gen to issue 2,500,000 shares of restricted common stock in exchange for the rights. The shares were valued at $625,000.

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

As of March 31, 2016, there were 83,933,431 shares of our common stock issued and outstanding. Subject to preferences that may be applicable to any preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of legally available assets at such times and in such amounts as our Board of Directors may from time to time determine. There are no Preferred shares issued at the time of this filing. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not authorized.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.5	Amendment to Phonehong Tree Farm Purchase Agreement

10.6	Purchase Agreement Phonehong Tree Farms Rights Agreement

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Interim Chief Financial Officer.*

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Interim Chief Financial Officer.*

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EARTH GEN-BIOFUEL, INC.
May 23, 2016	By:	/s/ George Shen
George Shen
Chief Executive Officer and Interim Chief Financial Officer

