Form 10-Q
period 2016-06-30
Earth Gen-Biofuel, Inc.
filed 2016-11-21
CIK 1614924

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 28, 2016, the issuer had 87,742,436 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

EARTH GEN-BIOFUEL, INC.

For the quarter ended June 30, 2016

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS.

EARTH GEN-BIOFUEL INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)

ASSETS
Current Assets
Cash	$26,602	$1,379
Prepaid expenses and other receivables	4,960	4,960
Inventories, net	332,099	389,031
Loan receivable	1,100	1,100
Total Current Assets	364,761	396,470

Property and equipment, net	13,932	15,856

Timber rights	621,094	-

Total Assets	$999,787	$412,326

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$83,793	$105,701
Notes payable	-	3,500
Notes payable-related party	32,995	14,995
Convertible notes, net	-	83,000
Due to related party	-	19,444
Total Current Liabilities	116,788	226,640

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 690,000,000 shares authorized, 87,671,007 and 81,256,574 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	8,767	8,126
Additional paid-in capital	4,027,087	2,938,617
Stock subscription payable	5,000	-
Accumulated deficit	(3,157,855)	(2,761,057)
Total Stockholders' Equity	882,999	185,686

Total Liabilities and Stockholders' Equity	$999,787	$412,326

The accompanying notes are an integral part of these consolidated financial statements.

EARTH GEN-BIOFUEL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	188,333	141,823	300,659	251,839
Inventory reserve	28,465	28,466	56,931	59,032
Total operating expenses	216,798	170,289	357,590	310,871

Loss from operations	(216,798)	(170,289)	(357,590)	(310,871)

Other Income (Expense)
Interest expense	(1,185)	(17,165)	(2,712)	(34,528)
Loss on conversion of debt	(36,496)	-	(36,496)	-
Total other expense	(37,681)	(17,165)	(39,208)	(34,528)

Loss before income taxes	(254,479)	(187,454)	(396,798)	(345,399)
Provision for income taxes	-	-	-	-

Net loss	$(254,479)	$(187,454)	$(396,798)	$(345,399)

Net loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding
Basic and diluted	85,079,933	76,811,284	83,285,136	75,985,361

The accompanying notes are an integral part of these consolidated financial statements.

EARTH GEN-BIOFUEL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30
	2016	2015
Operating Activities:
Net loss	$(396,798)	$(345,399)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	1,924	1,924
Amortization expense	3,906	-
Amortization of debt discounts	-	32,559
Inventory reserve	56,931	59,032
Stock-based compensation	178,820	2,548
Loss on conversion of debt	36,496	-
Changes in operating assets and liabilities:
Inventory	-	(18,000)
Accounts payable and accrued expenses	(14,364)	14,669
Related party payables	23,833	13,925
Net cash used in operating activities	(109,252)	(238,742)

Investing Activities:	-	-

Financing Activities:
Proceeds from notes payable	-	3,500
Repayment to notes payable	-	(6,500)
Proceeds from related party note payable	58,475	9,000
Repayment to related party note payable	(7,000)	-
Proceeds from common stock issuances	78,000	233,600
Cash received for stock subscriptions payable	5,000	-
Net cash provided by financing activities	134,475	239,600

Net change in cash	25,223	858
Cash, beginning of period	1,379	2,092

Cash, end of period	$26,602	$2,950

Supplemental disclosures of cash flow information:
Cash paid during the period
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for accrued interest	$7,542	$-
Common stock issued for promissory and convertible notes	$119,975	$-
Common stock issued for due to related party	$43,566	$-
Common stock issued for timber rights	$625,000	$-

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

In March of 2016, Earth-Eco Agriculture Inc. (“Earth-Eco”) was formed as a Nevada corporation and 100% owned subsidiary of Earth Gen-Biofuel Inc. There were no operation of Earth-Eco Agriculture since June 30, 2016. Earth-Eco Agriculture Inc. was formed for the management of Earth Gen-Biofuel Inc’s non-castor bean operations.

Note 2—Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2016, the Company has an accumulated deficit since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company has issued common stock purchase warrants and entered into convertible note; however, they are anti-dilutive given the net loss incurred for the periods presented. As a result, 4,902,500 potentially dilutive common stock equivalents (presented post-dividend and post-split) were excluded from the calculation of diluted loss per common share as of June 30, 2016. Therefore, dilutive and basic losses per common share are equal.

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

In addition, the Company estimates net realizable value based on intended use, current market value and inventory aging analyses. The Company writes down the inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

Based on the above assessment, the Company recorded an inventory reserve of $56,931 and $115,963 as of June 30, 2016 and December 31, 2015, respectively.

Timber Rights

Timber rights represent the exclusive rights acquired by the Company to extract and purchase all commercial timber logs extractable from a designated timber concession area.

Timber rights are stated at cost less accumulated amortization and impairment loss, if any.

The timber harvested are depleted on the basis of the volume of timber logs extracted during the year as a proportion of the total estimated timber logs extractable over the remaining period of timber extraction.

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

Note 4—Inventory

Inventory consists of:

	June 30,	December 31,
	2016	2015

Capitalized costs of growing crops	569,314	569,314
Total inventory	$569,314	$569,314

Less: inventory reserve	(237,215)	(180,283)
Inventory, net	$332,099	$389,031

Note 5— Property and Equipment

Property and equipment consist of:

	June 30,	December 31,
	2016	2015

Machinery and equipment	$11,240	$11,240
Automobile	7,000	7,000
Office equipment	4,216	4,216
Total	22,456	22,456
Less: accumulated depreciation	(8,524)	(6,600)

Property and equipment, net	$13,932	$15,856

For the six months ended June 30, 2016 and 2015, depreciation expenses were $1,924 and $1,924, respectively.

Note 6— Timber Rights

On March 16, 2016, Earth-Eco purchased the rights to all products derived from Phonehong Tree Farms, a farm located in the Laos People’s Democratic Republic. The farm covers nearly 27 acres and has approximately 9,000 Aguilaria trees, which are cultivated to produce Agarwood. According to the purchase agreement, Phonehong Tree Farms assigned the rights to all Agarwood trees on the land and the future rights to all products grown on the land for a period of 40 years to Earth-Eco. In exchange for the rights, Earth Gen issued 2,500,000 shares of its restricted common stock to the owner of Phonehong Tree Farms. The shares were valued at $625,000 which was the fair value of the stock at the time of entering the purchasing agreement.

Note 7— Due from/to Related Parties

The Company and EarthBlock advanced each other monies in the normal course of business. The advances do not have written note, do not accrued interest and are due on demand. There have been no new advances. At December 31, 2015, the Company recorded a full reserve of $58,058.

On June 22, 2016, amount owed to George Shen of $43,566 was converted to 622,373 shares of the Company’s common stocks. The accrued salary was converted to “Restricted” Common stock at a price of $0.07 per share. At the time of the exchange of stock for the accrued salary the stock was trading in the open market at $0.10 per share. The agreement with Mr. Shen to issue of shares to eliminate the accrued salary owed to him set the price of the debt exchange at a 30% discount to the market. The $0.07 price was equivalent to shares issued to funds received at that time in a private placement from third parties. Because the shares were issued at a discount to market to eliminate the accrued salary it added to the reported losses recorded in the period ended June 30, 2016. As a result, as of June 30, 2016 and December 31, 2015, the Company owed $0 and $19,444 to George Shen, CEO and shareholder of the Company for accrued service fees and monies advanced to and repaid by the Company in the normal course of business. The advances do not have written note, do not accrue interest and are due on demand.

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

Promissory note from related parties consists of:

	June 30, 2016	December 31, 2015
Promissory note due related party, interest at 2% per annum, default interest at additional 5%, due July 30, 2015, in default	$2,000	$2,000
Promissory note due related party, no interest, due January 30, 2016, in default	1,000	1,000
Promissory note due shareholder, no interest, due September 20, 2013, in default	3,000	3,000
Promissory note due shareholder, no interest, default interest at additional 5%, due October 30, 2015, in default	2,000	2,000
Promissory note due shareholder, no interest, due January 31, 2016, in default	-	1,000
Promissory note due shareholder, no interest, due March 15, 2016, in default	-	2,500
Promissory note due shareholder, no interest, due March 15, 2016, in default	2,995	3,495
Promissory note due shareholder, no interest, due November 15, 2016	12,000	-
Promissory note due related party, no interest, due December 15, 2016	10,000	-
Total	$32,995	$14,995

For the over-due promissory notes, there has been no demand for repayment.

On June 24, 2016, a related party promissory note of $33,475 was converted to 478,214 shares of the Company’s common stocks. The $33,475 promissory note was converted to “Restricted” Common stock at a price of $0.07 per share. At the time of the debt exchange for stock, the stock was trading in the open market at $0.10 per share. The exchange agreement called for shares to eliminate the debt to be issued at a 30% discount to the quoted market. The $0.07 price was equivalent to shares issued to funds received at that time in a private placement from third parties. Because the shares were issued at a discount to market to eliminate the accrued salary it added to the reported losses recorded in the period ended June 30, 2016

Note 8— Notes Payable

The Company obtained short-term loans from an unrelated party for working capital purposes.

Note payable consists of:

	June 30, 2016	December 31, 2015
Promissory note due unrelated party, no interest, default interest at additional 5%, due October 30, 2015	$-	$3,500
Total	$-	$3,500

On June 22, 2016, the promissory note of $3,500 and accrued interest on the note were converted to 51,449 shares of the Company’s common stocks.

Note 9— Convertible Note

On December 15, 2014, the Company issued a $7,000 convertible note. The convertible note bears interest at 2% per annum, due July 30, 2015, convertible into common stock of the Company anytime after June 20, 2015 at a conversion price of $0.07 per share. If the outstanding balance of the convertible note is not paid when due, the default interest is 5% per annum above the rate that would otherwise be in effect with the default interest accruing, from and including such due date, on a cumulative, compounding basis. On June 27, 2016, the Company’s board of directors authorized the conversion of the convertible note along with accrued interest on the note to 107,154 shares of its common stocks.

On October 29, 2014, the Company issued a $36,000 convertible note. The convertible note bears interest at 5% per annum, due December 15, 2015, convertible into common stock of the Company anytime after May 15, 2015 at a conversion price of $0.07 per share. If the outstanding balance of the convertible note is not paid when due, the default interest is 2% per annum above the rate that would otherwise be in effect with the default interest accruing, from and including such due date, on a cumulative, compounding basis. On June 27, 2016, the Company’s board of directors authorized the conversion of the convertible note along with accrued interest on the note to 559,951 shares of its common stocks.

On September 30, 2014, the Company issued a $40,000 convertible note. The convertible note bears interest at 5% per annum, due September 15, 2015, convertible into common stock of the Company anytime after January 30, 2015 at a conversion price of $0.10 per share. If the outstanding balance of the convertible note is not paid when due, the default interest is 2% per annum above the rate that would otherwise be in effect with the default interest accruing, from and including such due date, on a cumulative, compounding basis. On June 27, 2016, the Company’s board of directors authorized the conversion of the convertible note along with accrued interest on the note to 437,435 shares of its common stocks

The Company calculated $63,000 for the intrinsic value of the beneficial conversion feature (“BCF”) of the convertible notes (based on the last sale price of $0.15 per share) and recorded the $63,000 BCF as a debt discount and as an addition to additional paid-in capital on effective date of the notes. The debt discount is being amortized to interest expense over the term of the note. The BCF has been fully amortized since December 31, 2015.

Note 10—Stockholders’ Equity

At June 30, 2016, the Company is authorized to issue 690,000,000 shares of $0.0001 par value common stock and 10,000,000 of $0.0001 par value preferred stock.

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

As of June 30, 2016, 87,671,007 shares were issued and outstanding. At December 31, 2015, 81,256,574 shares were issued and outstanding.

Private Placements of Common Stock

From January 1, 2016 to June 30, 2016, the Company issued to investors 570,000 shares of its common stock at the offering price of $0.10 to $0.15 per share for an aggregate amount of $78,000. There were 71,429 shares fully paid that were not yet issued as of June 30, 2016 and were issued on August 19, 2016

Restricted Stock Awards (“RSA”) Issued for Services

During the period January 1, 2016 through June 30, 2016, the Company granted 1,087,857 RSAs to various consultants for their services provided to the Company and valued at $160,014. As of June 30, 2016, all RSAs are vested and there was no unrecognized compensation cost related to RSAs. The value of the shares issued was based on the fair value of the stock at the time of it was issued.

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

In connection with a consulting agreement, the Company issued warrants to purchase 300,000 shares of Earth Gen common stock on December 12, 2015 as compensation to the consultant. Each warrant entitles the holder to purchase one (1) share of Earth Gen common stock at $0.07 per share starting on April 30, 2016 and ending on December 15, 2017. The fair value of warrants granted was calculated using the Black-Scholes model and amortized over the vesting period. At June 30, 2016, $18,518 was fully amortized to stock-based compensation expense.

These warrants have standard anti-dilution language to allow for recapitalizations and distributions. The warrants are equity classified and amounts attributable to the warrants are classified within additional paid-in capital. All reference to numbers of shares issued for warrants and per share price is based on a post-stock-dividend and post-reverse-split amount.

A summary of the status of the Company’s warrants outstanding as of June 30, 2016 is presented below:

Number of Shares

Outstanding at December 31, 2015	13,502,000
Expired	(6,000,000)
Outstanding at June 30, 2016	7,502,000
Exercisable at June 30, 2016	7,502,000

The following table summarizes information about warrants outstanding as of June 30, 2016:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.03	7,000,000	0.46	$0.03	7,000,000	$0.03
$0.50	202,000	0.25	$0.50	202,000	$0.50
$0.07	300,000	1.46	$0.07	300,000	$0.07
	7,502,000	0.49	$0.05	7,502,000	$0.05

For the six months ended June 30, 2016 and 2015, stock-based compensation expense was $178,820 and $2,548, respectively.

Note 11—Income Taxes

The Company is subject to taxation in the United States. As of June 30, 2016, the Company had Federal net tax operating loss carry forwards of approximately $2,741,583 available to offset future taxable income. The carry forwards expire in varying amounts through 2034.

Uncertain Tax Positions

Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in general and administrative expenses in the consolidated statements of operations.

For the six months ended June 30, 2016 and 2015, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

Note 12—Commitments and Contingencies

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

Note 13 – Subsequent Events

On June 20, 2016, $5,000 was received for the purchase of 71,429 shares of Common stock. These shares were pending issue as of June 30, 2016 and were issued on August 19, 2016.

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

Results of Operations

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP"). The discussion of the results of our operations compares three and six months ended June 30, 2016 with the three and six months ended June 30, 2015, and is not necessarily indicative of the results which may be expected for any subsequent periods. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in similar positions. We may not be successful in addressing these risks and difficulties.

Comparison of Three and Six Months Ended June 30, 2016 and 2015

As of June 30, 2016, we have incurred significant losses from operations, and at June 30, 2016, had an accumulated deficit of $3,157,855 At June 30, 2016, we had $ 26,602 of cash and cash equivalents. Since inception we raised an aggregate of approximately $3,044,743 in equity financing to fund our operations. Until such time when we generate sufficient revenues from operations, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt or equity offerings. There is no assurance that we will be able to raise additional capital when necessary or how much revenue will be obtained from our farming operations.

The financial data for the quarter ended June 30, 2016, when compared with the operations for the quarter ended June 30, 2015 reflect a different stage of the Company’s development. In the second quarter of 2015, the Company was finishing planting operations on some of the land it had under lease. Also the Company was creating the infrastructure needed for farming operations in Southeast Asia. In the three and six months ended June 30, 2016, there were very limited planting operations in Laos. In the three and six months ending on June 30, 2016, operations consisted of farm maintenance operations.

Earth Gen’s new subsidiary Earth-Eco was formed on March 16, 2016 and had no operations during the period ended June 30, 2016. This subsidiary’s operations are focused on non-castor bean businesses of the Company. Earth Gen issued 2,500,000 shares of restricted common stock to complete the acquisition of forestry rights to a 27-acre farm that is cultivating Aquilaria trees for the production of Agarwood. The stock was valued at $625,000. It is expected that during the balance of the 2016 Earth Gen will incur expenses in regard to maintaining the Aquilaria forest and preparing to commercialize the operations.

	Three Months Ended June 30, 2016 ($)	Three Months Ended June 30, 2015 ($)	Six Months Ended June 30, 2016 ($)	Six Months Ended June 30, 2015 ($)
Revenue	—	—	—	—
Operating Expenses
Consulting fees	32,963	70,450	67,693	142,350
Legal and professional	18,301	51,431	31,575	68,292
Stock based compensation	124,243	2,548	178,820	2,548
Inventory reserve	28,465	28,466	56,931	59,032
Other general and administrative	12,826	17,394	22,571	38,649
Loss from operations	(216,798)	(170,289)	(357,590)	(310,871)
Interest expense	1,185	17,165	2,712	34,528
Loss on conversion to common stocks	36,496	-	36,496	-
Net loss before income taxes	(254,479)	(187,454)	(396,798)	(345,399)
Income tax provision	—	—	—	—
Net loss	(254,479)	(187,454)	(396,798)	(345,399)

Operating Expenses

For the three and six months ended June 30, 2016, general and administrative expenses (“G&A”) increased by $46,510 and $48,820 compared with the same periods in 2015. The increases were mainly due to higher stock based compensation of $121,695 and $176,272, respectively, partly offset by decrease in consulting fee of $37,487 and $74,657, respectively, and decrease in legal and professional fee of $33,130 and $36,717, respectively. The decrease in consulting fees was mainly due to reduced staff and consultants in Laos during the maintenance phase of farm development.

Liquidity and Capital Resources

Our working capital for the periods presented is summarized as follows:

	As of June 30, 2016 ($)	As of December 31, 2015 ($)
Current assets	$364,761	$396,470
Current liabilities	116,788	226,640
Working capital	$247,973	$169,830

The following table shows cash flows for the periods presented:

	Six Months Ended June 30,
	2016	2015
Net cash (used in) operating activities	$(109,252)	$(238,742)
Net cash provided by financing activities	134,475	239,600
Net increase in cash	$25,223	$858

Operating Activities

For the six months ended June 30, 2016, net cash used in operating activities was $109,252. This was primarily due to a net loss of $396,798, adjusted by non-cash related expenses including depreciation of $1,924, amortization of $3,906, inventory reserve of $56,931, stock-based compensation of $178,820 and loss on conversion to common stock of $36,496, then increased by favorable changes in working capital of $9,469 The favorable changes in working capital mainly resulted from an increase in related party payables of $23,833, partly offset by a decrease in accounts payable and accrued expenses of $14,364.

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

Financing activities

For the six months ended June 30, 2016, net cash provided by financing activities mainly resulted from common stock issued in private placements of $83,000 and net proceeds from related party note payable of $51,475.

For the six months ended June 30, 2015, net cash provided by financing activities mainly resulted from common stock issued in private placements of $233,600 and $9,000 proceeds from related party note payable, offset by $3,000 net repayment for note payable.

Equity Financings

Since inception, Earth Gen’s funding has been provided by the sale of its common stock for cash. During the quarter ended June 30, 2016, the Company had proceeds from common stock issuances of $63,000. The Company had total paid in capital of $3,157,855from inception to June 30, 2016.

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

Historically our funding has been a mixture of private offerings and debt. As of June 30, 2016, we had cash and cash equivalents of approximately $26,602 and other current assets of $338,159. Of these current assets, we have no specific time at when the Company will receive cash for the other current assets.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities

Private Placements of Common Stock 2016

From January 1, 2016 through June 30, 2016, the Company obtained cash proceeds of $83,000 for the purchase of 641,429 shares of restricted common stock at a price of $0.10 to 0.15 per share. Of the shares purchase 570,000 shares were issued and 71,429 shares were pending issue as of June 30, 2016.

During the period January 1, 2016 through June 30, 2016 the Company granted 1,087,857 RSAs to various consultants for their services provided to the Company and valued at $160,014. As of June 30, 2016, all RSAs are vested. The value of the shares issued was based on the fair value of the stock at the time of it was issued or agreed upon value of services rendered.

On March 16, 2016, Earth-Eco purchased the rights to all products derived from a Laos forestry farm. The purchase agreement called for Earth Gen to issue 2,500,000 shares of restricted common stock in exchange for the rights. The shares were valued at $625,000.

Conversion to Common Stock 2016

On June 27, 2016, the convertible note of $83,000 along with accrued interest on the note of $7441 was converted to 1,104,540 shares of the Company’s common stocks.

On June 24, 2016, a related party promissory note of $33,475 was converted to 478,214 shares of the Company’s common stocks.

On June 22, 2016, the promissory note of $3,500 along with accrued interest of $101 were converted to 51,449 shares of the Company’s common stocks.

On June 22, 2016, total amount owed to George Shen of $43,566 was converted to 622,373 shares of the Company’s common stocks.

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

As of June 30, 2016, there were 87,671,007 shares of our common stock issued and outstanding. Subject to preferences that may be applicable to any preferred stock outstanding at the time, the holders of common stock are entitled to receive dividends out of legally available assets at such times and in such amounts as our Board of Directors may from time to time determine. There are no Preferred shares issued at the time of this filing. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not authorized.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.5	Purchase Agreement Phonehong Tree Farms Rights Agreement

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer and Interim Chief Financial Officer.*

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer and Interim Chief Financial Officer.*

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EARTH GEN-BIOFUEL, INC.

November 21, 2016	By:	/s/ George Shen
George Shen
Chief Executive Officer and Interim Chief Financial Officer

